Form 10-Q
period 2004-06-30
TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS LLC
filed 2004-08-02
CIK 1274652

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

For the quarterly period ended June 30, 2004      Commission File No. 333-115009

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

                             ----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        YES [ ] NO [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                      YES [ ] NO [X]

AS OF JULY 30, 2004, TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC HAD OUTSTANDING ONE MEMBER INTEREST.

                        THIS DOCUMENT CONTAINS 24 PAGES.

================================================================================

                        PART I. --- FINANCIAL INFORMATION

                                                                                                Page(s)
Item 1.  Financial Statements
Included herein is the following unaudited financial information:
Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003                   3
Condensed Consolidated Statements of Operations for the three and six month periods ended
June 30, 2004 and 2003                                                                            4
Condensed Consolidated Statements of Cash Flows for the six month periods ended
June 30, 2004 and 2003                                                                            5
Notes to Condensed Consolidated Financial Statements                                              6-11
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    12-19
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               20
Item 4.  Controls and Procedures                                                                  21

                         PART II. --- OTHER INFORMATION

                                                 Page(s)
Item 6. Exhibits and Reports on Form 8-K           22
Signatures                                         23
Exhibit Index                                      24

Note: Telex Communications Intermediate Holdings, LLC (Holdings or Successor), a Delaware limited liability company, is a wholly owned subsidiary of Telex Communications Holdings, Inc. (Old Telex or Predecessor). Holdings was formed in connection with the November 19, 2003 restructuring of Old Telex's debt obligations. Holdings is the parent of Telex Communications, Inc. (New Telex), which was also formed in connection with the November 2003 restructuring of Old Telex's debt obligations. New Telex is the operating company that succeeded to all of the assets and liabilities of Old Telex, except, primarily, certain debt obligations. Reference to "the Company" throughout this Form 10-Q means Predecessor and/or Successor, as appropriate, for the relevant period(s).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            JUNE 30,   DECEMBER 31,
                                                             2004          2003
                                                          -----------  ------------
                                                          (UNAUDITED)   (SEE NOTE)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                $   8,025    $   6,698
  Accounts receivable, net                                    51,482       47,455
  Inventories                                                 52,798       45,967
  Other current assets                                         6,752        7,437
                                                           ---------    ---------
    Total current assets                                     119,057      107,557

Property, plant and equipment, net                            30,156       29,951
Deferred financing costs, net                                  6,889        7,286
Goodwill, net                                                 23,320       23,353
Other assets                                                   2,704        2,981
                                                           ---------    ---------
                                                           $ 182,126    $ 171,128
                                                           ---------    ---------

                        LIABILITIES AND MEMBER'S DEFICIT

Current liabilities:
  Revolving lines of credit                                $   1,648    $       -
  Current maturities of long-term debt                           445          446
  Accounts payable                                            19,087       12,879
  Accrued wages and benefits                                  10,372       10,384
  Other accrued liabilities                                   11,942       11,644
  Income taxes payable                                         6,012        9,046
                                                           ---------    ---------
    Total current liabilities                                 49,506       44,399

Long-term debt, net                                          192,138      187,629
Other long-term liabilities                                    9,090        7,474
                                                           ---------    ---------
    Total liabilities                                        250,734      239,502
                                                           ---------    ---------
Member's deficit:
  Member's capital                                            83,946       83,946
  Accumulated other comprehensive loss                        (3,737)      (3,260)
  Accumulated deficit                                       (148,817)    (149,060)
                                                           ---------    ---------
    Total member's deficit                                   (68,608)     (68,374)
                                                           ---------    ---------
                                                           $ 182,126    $ 171,128
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

                TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                        SUCCESSOR   PREDECESSOR  SUCCESSOR    PREDECESSOR
                                        ---------   -----------  ---------    -----------
                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                        -----------------------  ------------------------
                                        JUNE 30,     JUNE 30,     JUNE 30,      JUNE 30,
                                          2004         2003         2004         2003
                                        ---------   -----------  ----------   -----------
Net sales                               $  77,729    $  68,836    $ 144,995    $ 129,711
Cost of sales                              42,123       40,243       79,703       75,706
                                        ---------    ---------    ---------    ---------
    Gross profit                           35,606       28,593       65,292       54,005
                                        ---------    ---------    ---------    ---------
Operating expenses:
  Engineering                               3,722        3,597        7,191        7,177
  Selling, general and administrative      21,426       19,984       40,789       38,586
  Amortization of other intangibles             3            3            6           15
  Pension curtailment gain                      -       (2,414)           -       (2,414)
                                        ---------    ---------    ---------    ---------
                                           25,151       21,170       47,986       43,364
                                        ---------    ---------    ---------    ---------
    Operating income                       10,455        7,423       17,306       10,641

Interest expense                           (6,718)      (7,363)     (13,410)     (14,404)
Other income, net                             182          113          140          196
                                        ---------    ---------    ---------    ---------
Income (loss) before income taxes           3,919          173        4,036       (3,567)
Provision for income taxes                  2,320        1,168        3,793        2,149
                                        ---------    ---------    ---------    ---------
    Net income (loss)                   $   1,599    $    (995)   $     243    $  (5,716)
                                        =========    =========    =========    =========

           See notes to condensed consolidated financial statements.

                TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SUCCESSOR   PREDECESSOR
                                                                              ---------   -----------
                                                                                 SIX MONTHS ENDED
                                                                              -----------------------
                                                                              JUNE 30,      JUNE 30,
                                                                                 2004        2003
                                                                              ---------   -----------
OPERATING ACTIVITIES:
  Net income (loss)                                                           $    243     $ (5,716)
  Adjustments to reconcile net income (loss) to cash flows from operations:
    Depreciation and amortization                                                2,978        3,201
    Amortization of finance charges and pay-in-kind interest charge              5,497       11,261
    Gain on disposition of assets                                                    -          (98)
    Pension curtailment gain                                                         -       (2,414)
    Change in operating assets and liabilities                                  (6,194)      (7,210)
    Change in long-term liabilities                                                355           50
    Other, net                                                                     521          505
                                                                              --------     --------
  Net cash provided by (used in) operating activities                            3,400         (421)
                                                                              --------     --------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                    (3,318)      (2,574)
  Proceeds from disposition of assets                                                -          792
  Other                                                                            111          111
                                                                              --------     --------
  Net cash used in investing activities                                         (3,207)      (1,671)
                                                                              --------     --------
FINANCING ACTIVITIES:
  Borrowings (repayments) under revolving lines of credit, net                   1,700        8,155
  Repayment of long-term debt                                                     (218)      (6,217)
  Payment of deferred financing costs                                             (345)           -
                                                                              --------     --------
  Net cash provided by financing activities                                      1,137        1,938
                                                                              --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                        (3)         126
                                                                              --------     --------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                                                        1,327          (28)
  Balance at beginning of period                                                 6,698        3,374
                                                                              --------     --------
  Balance at end of period                                                    $  8,025     $  3,346
                                                                              ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
    Interest                                                                  $  6,734     $  2,945
                                                                              ========     ========
    Income taxes                                                              $  3,040     $  4,084
                                                                              ========     ========

           See notes to condensed consolidated financial statements.

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

      Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

      COMPANY STRUCTURE

      Telex Communications Intermediate Holdings, LLC (Holdings or Successor), a Delaware limited liability company, is a wholly-owned subsidiary of Telex Communications Holdings, Inc. (Old Telex or Predecessor). Holdings was formed in connection with the November 19, 2003 restructuring of Old Telex's debt obligations. Holdings is the parent of Telex Communications, Inc. (New Telex), which was also formed in connection with the November 2003 restructuring of Old Telex's debt obligations. New Telex is the operating company that succeeded to all of the assets and liabilities of Old Telex, except, primarily, certain debt obligations.

      Immediately prior to the closing of the November 2003 debt restructuring, Old Telex transferred to New Telex substantially all of Old Telex's assets and liabilities except, principally, its 13% Senior Subordinated Discount Notes due 2006, in exchange for New Telex's common stock. Old Telex then contributed New Telex's common stock to Holdings, a new limited liability company, in exchange for all of Holdings membership interests. New Telex became a wholly-owned subsidiary of Holdings and Holdings became a wholly-owned subsidiary of Old Telex. The subsidiaries of Old Telex became New Telex's subsidiaries as part of the asset transfer. Upon the closing of the restructuring, Old Telex changed its name to Telex Communications Holdings, Inc.

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

      As a result of the November 2003 debt restructuring, which was accounted for as being effective November 30, and the formation of the new entities, the consolidated financial statements for the three and six months ended June 30, 2004 reflect the results of Holdings, including New Telex and its subsidiaries, while the consolidated financial statements for the three and six months ended June 30, 2003 reflect the results of Old Telex. The consolidated balance sheets for June 30, 2004 and December 31, 2003 are the results of Holdings.

2.    Inventories

      Inventories consist of the following (in thousands):

                              June 30,   December 31,
                                2004        2003
                              --------   ------------
Raw materials                 $ 23,530     $18,941
Work in process                  8,006       6,150
Finished products               21,262      20,876
                              --------     -------
                              $ 52,798     $45,967
                              ========     =======

3.    Goodwill

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
      142). The Company has certain amounts of goodwill denominated in foreign currencies that fluctuate with movement of exchange rates.

      The following table presents the changes in carrying value of goodwill by business segment as of June 30, 2004 (in thousands):

                                                       Audio and Wireless
                                  Professional Audio       Technology           Total
                                  ------------------   ------------------     ---------
Balance as of December 31, 2003         $ 17,263             $  6,090         $ 23,353
Foreign currency translation                 (33)                   -              (33)
                                        --------             --------         --------
Balance as of June 30, 2004             $ 17,230             $  6,090         $ 23,320
                                        ========             ========         ========

4.    Debt

      Long-term debt consists of the following (in thousands):

                                       June 30,   December 31,
                                         2004        2003
                                      ---------   ------------
Senior Secured Notes                  $ 125,000    $125,000
Senior Subordinated Discount Notes       65,923      61,216
Other debt                                1,660       1,859
                                      ---------    --------
                                        192,583     188,075
Less - current portion                     (445)       (446)
                                      ---------    --------
  Total long-term debt                $ 192,138    $187,629
                                      ---------    --------

      The Senior Secured Notes and other debt were issued by New Telex.

5.    Income Taxes

      The Company recorded an income tax provision of $2.3 million and $3.8 million on pre-tax income of $3.9 million and $4.0 million for the three months and six months ended June 30, 2004, respectively. The income tax provision for the six months ended June 30, 2004 is comprised of a U.S. Federal and state income tax provision of $1.0 million and an income tax provision of $2.8 million attributed to income of certain foreign subsidiaries. The Company recorded an income tax provision of $1.2 million and $2.1 million on pre-tax income of $0.2 million and a pre-tax loss of $3.6 million for the three months and six months ended June 30, 2003. The income tax provision for the six months ended June 30, 2003 is comprised of a U.S. Federal and state income tax benefit of $1.4 million, offset by a tax valuation allowance adjustment of $1.4 million, and an income tax provision of $2.1 million attributed to income of certain foreign subsidiaries.

      The Company has a net deferred tax asset of $9.7 million offset by a tax valuation allowance of $9.4 million at June 30, 2004 due to the uncertainty of the future realization of tax benefits primarily in the U.S.

      The tax provision in the U.S. for 2004 is calculated on a separate company basis under a tax sharing agreement with Old Telex. The Company has recorded a payable of $1.7 million to Old Telex based on the tax benefit utilized by New Telex.

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

      The following table presents the net periodic benefit cost (income) for each period (in thousands):

                                                   Successor      Predecessor    Successor     Predecessor
                                                   ---------      -----------    ---------     -----------
                                                   Three months ended June 30,   Six months ended June 30,
                                                   ---------------------------   -------------------------
                                                     2004             2003         2004            2003
                                                   ---------      -----------    ---------     -----------
Components of net periodic benefit cost (income):
Service cost                                       $      -         $   121      $     -          $   242
Interest cost                                           334             354          669              708
Expected return on plan assets                         (456)           (462)        (912)            (924)
Amortization of prior service cost                        -             (43)           -              (86)
Pension curtailment gain                                  -          (2,414)           -           (2,414)
                                                   --------         -------      -------          -------
  Net periodic benefit                             $   (122)        $(2,444)     $  (243)         $(2,474)
                                                   ========         =======      =======          =======

      The Company made an employer contribution of $0.3 million in January 2004 and will make additional employer contributions totaling $0.2 million during the remainder of 2004.

      The Company is obligated to provide health and life insurance benefits to a limited number of employees of its U.S. operations upon retirement. The benefits for a substantial portion of these employees were curtailed as of June 30, 2003, thereby reducing the expense to a minimal amount for 2004. The Company recorded net periodic benefit income of $296,000 in the three months ended June 30, 2003 and net periodic benefit income of $291,000 for the six months ended June 30, 2003. Both of the 2003 periods include the $300,000 curtailment gain recognized in June for the implemented benefit curtailment.

7.    Related-Party Transactions

      In 2000, the Company relocated its corporate headquarters to a facility leased from DRF 12000 Portland LLC (the LLC), an entity in which the Company has a 50% interest. The Company contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. The Company's allocable share of the LLC income is included as a component of other income in the condensed consolidated statements of operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At June 30, 2004, the remaining balance on the mortgage was $6.6 million. The annual lease payments to the LLC are $1.1 million for years one to five and $1.2 million for years six to ten. The lease commenced in June 2000. The Company may renew the lease at the end of the initial lease term for three renewal terms of five years each. The lease has been classified as an operating lease and the Company records the lease payments as rent expense. The Company's exposure to loss associated with the LLC is its investment in the LLC, which totaled $0.8 million at June 30, 2004. The investment in the LLC is included in the condensed consolidated balance sheets as a component of other assets.

      Holdings has reviewed FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46), pertaining to the consolidation of variable interest entities and has determined that the LLC is not a variable interest entity to the Company and that the Company's current method of accounting for this investment remains appropriate.

8.    Comprehensive Loss

      Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net loss represents net income or loss adjusted for foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income (loss) is as follows (in thousands):

                                          Successor      Predecessor    Successor     Predecessor
                                          ---------      -----------    ---------     -----------
                                          Three months ended June 30,   Six months ended June 30,
                                          ---------------------------   -------------------------
                                            2004             2003         2004           2003
                                          ---------      -----------    ---------      ----------
Net income (loss)                         $ 1,599          $  (995)     $   243        $(5,716)
Other comprehensive income:
Foreign currency translation adjustment      (890)           1,753         (477)         2,307
Minimum pension liability                       -           (5,078)           -         (5,078)
                                          -------          -------      -------        -------
Comprehensive income (loss)               $   709          $(4,320)     $  (234)       $(8,487)
                                          =======          =======      =======        =======

      The components of accumulated other comprehensive loss are as follows (in thousands):

                                           June 30,   December 31,
                                             2004         2003
Foreign currency translation               $ 2,688      $ 3,165
Minimum pension liability                   (6,425)      (6,425)
                                           -------      -------
                                           $(3,737)     $(3,260)
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

      The following tables provide information by business segment and geographic region for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                  SUCCESSOR   PREDECESSOR  SUCCESSOR    PREDECESSOR
                                  ---------   -----------  ---------    -----------
                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                  -----------------------  ------------------------
                                  JUNE 30,     JUNE 30,     JUNE 30,      JUNE 30,
                                    2004         2003         2004         2003
                                  ---------   -----------  ----------   -----------
Net sales
  Professional Audio              $  64,234    $  53,369    $ 117,991    $ 100,486
  Audio and Wireless Technology      13,495       15,467       27,004       29,225
                                  ---------    ---------    ---------    ---------
                                  $  77,729    $  68,836    $ 144,995    $ 129,711
                                  =========    =========    =========    =========
Operating income (loss)
  Professional Audio              $   8,728    $   7,529    $  13,613    $   9,618
  Audio and Wireless Technology       2,004          178        4,212        1,356
  Corporate                            (277)        (284)        (519)        (333)
                                  ---------    ---------    ---------    ---------
                                  $  10,455    $   7,423    $  17,306    $  10,641
                                  =========    =========    =========    =========
Depreciation expense
  Professional Audio              $   1,185    $   1,326    $   2,385    $   2,631
  Audio and Wireless Technology          99          182          180          230
  Corporate                             198          174          407          325
                                  ---------    ---------    ---------    ---------
                                  $   1,482    $   1,682    $   2,972    $   3,186
                                  =========    =========    =========    =========
Capital expenditures
  Professional Audio              $     990    $     655    $   2,300    $   1,199
  Audio and Wireless Technology         212           71          420          224
  Corporate                             160          566          598        1,151
                                  ---------    ---------    ---------    ---------
                                  $   1,362    $   1,292    $   3,318    $   2,574
                                  =========    =========    =========    =========
Total assets
  Professional Audio                                        $ 127,607    $ 123,139
  Audio and Wireless Technology                                41,515       37,230
  Corporate                                                    13,004        7,574
                                                            ---------    ---------
                                                            $ 182,126    $ 167,943
                                                            =========    =========

      Corporate operating expenses include unallocated corporate engineering, selling, general and administrative costs and amortization of other intangibles. Corporate identifiable assets relate principally to the Company's investment in information systems and corporate facilities, as well as deferred financing costs.

      The Company's net sales into each of its principal geographic regions were as follows (in thousands):

                          SUCCESSOR PREDECESSOR SUCCESSOR PREDECESSOR
                          --------- ----------- --------- -----------

                           THREE MONTHS ENDED    SIX MONTHS ENDED
                           -------------------  -------------------
                           June 30,   June 30,  June 30,   June 30,
                             2004       2003      2004       2003
                             ----       ----      ----       ----
United States             $ 38,593   $ 35,234   $ 72,243   $ 66,056
Europe                      22,841     19,436     41,290     37,401
Asia                        10,385      8,021     20,206     15,448
Other foreign countries      5,910      6,145     11,256     10,806
                          --------   --------   --------   --------
                          $ 77,729   $ 68,836   $144,995   $129,711
                          ========   ========   ========   ========

      It is not practical for the Company to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

      Long-lived assets of the Company's U.S. and International operations were as follows (in thousands):

                June 30, 2004  December 31, 2003
                -------------  -----------------
United States      $51,710         $51,180
International       11,359          12,391
                   -------         -------
                   $63,069         $63,571
                   =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this report, contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any such forward-looking statements involve known and unknown risks and uncertainties and our actual results may differ materially from those forward-looking statements. While made in good faith based on information currently available to management, we cannot assure you that such opinions or expectations will be achieved or accomplished. We do not undertake to update, revise or correct any of the forward-looking information contained in this report. The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect our future results and could cause such results to differ materially from those expressed in such forward-looking statements: (i) the timely development and market acceptance of new products; (ii) the financial resources of competitors and the impact of competitive products and pricing;
(iii) changes in general and industry specific economic conditions on a national, regional or international basis; (iv) changes in laws and regulations, including changes in accounting standards; (v) the timing and success of the implementation of changes in our operations to effect cost savings; (vi) opportunities that may be presented to and pursued by us; (vii) our financial resources, including our ability to access external sources of capital; (viii) war; (ix) natural or manmade disasters (including material acts of terrorism or other hostilities that impact our markets) and (x) such risks and uncertainties as are detailed from time to time in our reports and filings with the Securities and Exchange Commission.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto contained elsewhere in this report.

OVERVIEW

COMPANY STRUCTURE

Telex Communications Intermediate Holdings, LLC (Holdings or Successor), a Delaware limited liability company, is a wholly-owned subsidiary of Telex Communications Holdings, Inc. (Old Telex or Predecessor). Holdings was formed in connection with the November 19, 2003 restructuring of Old Telex's debt obligations. Holdings is the parent of Telex Communications, Inc. ("New Telex"), which was also formed in connection with the November 2003 restructuring of Old Telex's debt obligations. New Telex is the operating company that succeeded to all of the assets and liabilities of Old Telex, except, primarily, certain debt obligations.

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

Upon the closing of the restructuring, Old Telex changed its name to Telex Communications Holdings, Inc.

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

As a result of the debt restructuring, which was accounted for as being effective November 30, 2003, and the formation of the new entities, the consolidated financial statements for the three and six months ended June 30, 2004 reflect the results of Holdings, including New Telex and its subsidiaries, while the consolidated financial statements for the three and six months ended June 30, 2003 reflect the results of Old Telex.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding certain items in our condensed consolidated statements of operations, in thousands:

                                  Successor  Predecessor            Successor  Predecessor
                                  ---------  -----------            ---------  -----------
                                         Three months ended                 Six months ended
                                  -------------------------------   --------------------------------
                                  June 30,     June 30,       %     June 30,     June 30,        %
                                    2004         2003      Change     2004         2003       Change
                                    ----         ----      ------     ----         ----       ------
Net sales:
  Professional Audio              $ 64,234     $ 53,369     20.4%   $ 117,991    $100,486      17.4%
  Audio and Wireless Technology     13,495       15,467    -12.7%      27,004      29,225      -7.6%
                                  --------     --------    ------   ---------    --------      -----
  Total net sales                   77,729       68,836     12.9%     144,995     129,711      11.8%
                                  --------     --------    ------   ---------    --------      -----

Total gross profit                  35,606       28,593                65,292      54,005
    % of sales                        45.8%        41.5%                 45.0%       41.6%

Operating income                  $ 10,455     $  7,423             $  17,306    $ 10,641
                                  ========     ========             =========    ========

Net income (loss)                 $  1,599     $   (995)            $     243    $ (5,716)
                                  ========     ========             =========    ========

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003

Net sales. Net sales increased $8.9 million, or 12.9%, from $68.8 million for the three months ended June 30, 2003 to $77.7 million for the three months ended June 30, 2004. Our net sales increased over the levels in the second quarter of 2003 and the first quarter of 2004 as we experienced higher sales in all of our geographic marketplaces. Net sales in the Professional Audio segment increased substantially for the three months ended June 30, 2004 compared to the corresponding period in 2003 because of sales associated with new products introduced in 2004 and stronger customer purchasing activity. Sales in the Audio and Wireless Technology segment declined due to lower sales of our digital duplication products.

Our six-month net sales increased $15.3 million, or 11.8%, from $129.7 million for the six months ended June 30, 2003 to $145.0 million for the six months ended June 30, 2004. Approximately $5.7 million, or 4.4%, of the increase resulted from stronger foreign currencies in 2004 compared to the U.S. dollar. Net sales in the Professional Audio segment increased significantly while our Audio and Wireless Technology product sales declined, principally from lower sales of digital duplication products.

Net sales in the Professional Audio segment increased $10.8 million, or 20.4%, from $53.4 million for the three months ended June 30, 2003 to $64.2 million for the three months ended June 30, 2004. We generated increased net sales in all of our geographic marketplaces as sales of new products introduced in the first quarter of 2004 continued to generate strong customer orders and higher sales. Sales of several products continue at the high levels of the fourth quarter of 2003 and first quarter of 2004 as customers continue to make purchases to upgrade their equipment. Six-month net sales increased $17.5 million, or 17.4%, from $100.5 million for the six months ended June 30, 2003 to $118.0 for the six months ended June 30, 2004. Net sales increases for the six months of 2004 were achieved in all geographic regions and sales were strong in our intercom, consoles and speaker product areas.

Net sales in the Audio and Wireless Technology segment decreased $2.0 million, or 12.7%, from $15.5 million for the three months ended June 30, 2003 to $13.5 million for the three months ended June 30, 2004. The decrease in net sales is attributed primarily to lower sales of our duplication products. Six-month net sales decreased $2.2 million, or 7.6%, from $29.2 million for the six months ended June 30, 2003 to $27.0 million for the six months ended June 30, 2004. The decrease for the six months of 2004 compared to the six months of 2003 is primarily from lower duplication product sales offset somewhat by higher sales of products to the aviation marketplace and to governmental agencies as they are upgrading their communications equipment.

Gross profit. Gross profit increased $7.0 million, or 24.5%, from $28.6 million for the three months ended June 30, 2003 to $35.6 million for the three months ended June 30, 2004. Gross profit increased $11.3 million, or 20.9%, from $54.0 million for the six months ended June 30, 2003 to $65.3 million for the six months ended June 30, 2004. The gross margin rate increased to 45.8% for the three months ended June 30, 2004 compared to a gross margin rate of 41.5% for the three months ended June 30, 2003 and the gross margin rate increased to 45.0% for the six months ended June 30, 2004 compared to a gross margin rate of 41.6% for the six months ended June 30, 2003. Included in the three and six-month periods ended June 30, 2003 are impairment charges for inventories and fixed assets, totaling $1.6 million, associated with exiting the computer audio product line. Excluding these charges, the gross margin rate would be 43.9% and 42.9% for the three and six-month periods ended June 30, 2003, respectively. The increase in the gross margin rate for 2004 from the corresponding periods in 2003 is attributed primarily to increased volumes, sales of higher margin products and improved manufacturing efficiencies.

The gross margin rate for the Professional Audio segment increased from 44.7% for the three months ended June 30, 2003 to 46.8% for the three months ended June 30, 2004. The gross margin rate increased from 43.6% for the six months ended June 30, 2003 to 45.7% for the six months ended June 30, 2004. The increase in the gross margin rate for 2004 from the corresponding periods in 2003 is attributed primarily to the increased volumes, sales of high-margin products and continued manufacturing efficiencies.

The gross margin rate for the Audio and Wireless Technology segment increased from 30.5% for the three months ended June 30, 2003 to 41.1% for the three months ended June 30, 2004. The gross margin rate increased from 35.0% for the six months ended June 30, 2003 to 42.1% for the six months ended June 30, 2004. The gross margin rate, excluding the impairment charges discussed previously, was 41.1% and 40.6% for the three and six-month periods ended June 30, 2003, respectively. The increase in the gross margin rate for 2004 from the corresponding six month period in 2003 is attributed primarily to increased sales of high-margin products.

Engineering. Engineering expenses increased $0.1 million, or 3.5%, from $3.6 million for the three months ended June 30, 2003 to $3.7 million for the three months ended June 30, 2004. Engineering expenses were flat at $7.2 million for the six month periods ended June 30, 2004 and 2003. We continue to invest in new product development across all of our business segments and recently have focused more effort in our Professional Audio segment.

Selling, general and administrative. Selling, general and administrative expenses increased $1.4 million, or 7.2%, from $20.0 million for the three months ended June 30, 2003 to $21.4 million for the three months ended June 30, 2004. Selling, general and administrative expenses increased $2.2 million, or 5.7%, from $38.6 million for the six months ended June 30, 2003 to $40.8 million for the six months ended June 30, 2004. The increase in expenses in 2004 is attributed mainly to stronger foreign currencies compared to the U.S. dollar. We expect these expenses, primarily selling and marketing expenses, to decline slightly in the second half of 2004, based on scheduled trade shows for the markets we serve.

Pension curtailment gain. We recorded a pension curtailment gain of $2.4 million in the three months ended June 30, 2003 resulting from our decision to freeze future pension plan benefits effective June 30, 2003. This decision by Telex resulted in recognition of previously unrecognized prior service costs in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88).

Interest expense. Interest expense decreased from $7.4 million for the three months ended June 30, 2003 to $6.7 million for the three months ended June 30, 2004. Included in interest expense is $2.4 million and $5.3 million of pay-in-kind interest expense for the three months ended June 30, 2004 and 2003, respectively. Our interest expense decreased from $14.4 million for the six months ended June 30, 2003 to $13.4 million for the six months ended June 30, 2004. Included in interest expense is $4.7 million and $10.2 million of pay-in-kind interest expense for the six months ended June 30, 2004 and 2003, respectively. Interest expense decreased primarily because of the November 2003 debt restructuring which resulted in Holdings and New Telex having outstanding indebtedness with lower interest rates compared to the debt structure of Old Telex.

Other income, net. Other income of $0.2 million for the three months ended June 30, 2004 is principally from the amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the 2002 sale of our hearing instrument product lines and earnings in our joint venture offset by foreign currency losses. Other income of $0.1 million for the three months ended June 30, 2003 is principally from the gain on the sale of an idle facility. For the six months ended June 30, 2004 other income of $0.1 million is principally from the amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the 2002 sale of the hearing instrument product lines. Amortization of the deferred revenue items will be substantially completed in 2004. For the six months ended June 30, 2003, other income of $0.2 million is principally from the gain on the sale of production assets related to a shutdown of certain manufacturing facilities in 2002 and from the amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the 2002 sale of our hearing instrument product lines.

Income taxes. Income taxes in 2004 were $2.3 million and $3.8 million for the three and six months ended June 30, 2004, respectively. The six-month expense includes a $0.4 million expense recognized for additional taxes due in Germany related to an audit of 2002. Income taxes in 2003 were $1.2 million and $2.1 million for the three and six months ended June 30, 2003, respectively. Our effective tax rate for all periods in 2004 and 2003 is not meaningful because a tax benefit has not been recorded on the pretax loss in the United States generated by Holdings. The tax provision recorded relates only to the countries in which we were profitable. The income tax expense increase for the 2004 six-month period compared to the 2003 six-month period is due to increased foreign taxable income in Japan and the United Kingdom as well as the realization of taxable income in the U.S by New Telex. Our tax provision in the U.S. for 2004 is calculated on a separate company basis under a tax sharing agreement with Old Telex.

As of June 30, 2004, we have a reserve of $3.9 million included in income taxes payable for tax liability, penalties, and accrued interest (as of the settlement date) related to a dispute for taxable years 1990 through 1995. We have agreed with the Internal Revenue Service on the final amount of the tax liability to be paid and have been making monthly payments.

We have a net deferred tax asset of $9.7 million and have established a deferred tax valuation allowance of $9.4 million due to the uncertainty of the realization of future tax benefits. The valuation allowance relates primarily to the U.S. deferred tax asset as our realization of the future tax benefits in the U.S. remains uncertain at June 30, 2004. We have considered this factor in reaching our conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had cash and cash equivalents of $8.0 million compared to $6.7 million at December 31, 2003.

Our principal source of funds for the six months ended June 30, 2004 consisted of $3.4 million of cash provided by operating activities and $1.1 million of cash provided by financing activities. Our principal use of funds was for capital expenditures of $3.3 million. Our principal source of funds for the six months ended June 30, 2003 was $1.9 million of cash provided by financing activities and $0.8 million of cash proceeds from the sale of an idle manufacturing facility. Our principal uses of funds for the six months ended June 30, 2003 were $2.6 million for capital expenditures and $0.4 million for operating activities.

Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes, update information systems and improve efficiency. We anticipate our capital expenditures for 2004 will be in the range of $7.0 to $8.0 million.

Our accounts receivable balance of $51.5 million as of June 30, 2004 increased $4.0 million from $47.5 million at December 31, 2003. The increase is mainly attributable to higher sales levels achieved in the second quarter of 2004, as compared to the fourth quarter of 2003. We are not aware of any significant credit risks at June 30, 2004 that could impact future cash receipts from customers.

Our inventories of $52.8 million as of June 30, 2004 increased $6.8 million from $46.0 million at December 31, 2003. Of this increase $4.6 million was in raw materials. Our inventories increased in the six months as we built additional inventories to meet the current demand for new products and to augment our lower German production levels that occur in the third quarter. We expect to reduce our investment in inventories in the future as we make further progress on our lean manufacturing processes and make to order concepts.

Our consolidated indebtedness increased $6.1 million from $188.1 million at December 31, 2003 to $194.2 million at June 30, 2004. The increase is attributed mainly to our 13% Senior Subordinated Discount Notes due 2009 for which a substantial portion of interest expense accrues as additional indebtedness. Our debt consists of $125.0 million of 11-1/2% Senior Secured Notes due October 2008 issued by New Telex, $65.9 million of 13% Senior Subordinated Discount Notes due January 2009 issued by Holdings, $1.7 million of other debt in the U.S. and Germany issued by New Telex and $1.6 million borrowed on the New Telex German foreign working capital line.

We rely mainly on internally generated funds and, to the extent necessary, borrowings under the New Telex U.S. revolving credit facility and foreign working capital lines to meet our liquidity needs. Our liquidity needs arise primarily from interest payments, working capital needs and capital expenditure requirements.

Our current credit facilities include a U.S. $15.0 million senior secured credit facility entered into by New Telex on November 19, 2003 (expiring July 12,
2008), subject to certain borrowing base limitations. The credit facility is secured by substantially all of New Telex's and its domestic subsidiaries' current and future assets. In addition, we have foreign working capital lines (with on demand repayment provisions), subject to certain limitations, of $11.6 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

At June 30, 2004 we had $1.6 million of borrowings under New Telex's Germany foreign working capital line and no borrowings outstanding under New Telex's U.S. credit facility. The net availability under our lines, after deduction for open letters of credit and borrowing base limitations, was $24.4 million. The effective annual interest rate under these facilities for amounts borrowed during the six months ended June 30, 2004 was 7.04%.

As of June 30, 2004 we made employer contributions to the pension plan of approximately $0.3 million and we will be making additional employer contributions totaling approximately $0.2 million during the next 12 months for the 2003 plan year. There are no required contributions for the 2004 plan year.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. During the six months ended June 30, 2004, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in our statements of operations.

At June 30, 2004, we had outstanding forward exchange contracts with an aggregate notional amount of $14.5 million and a weighted remaining maturity of 19 days.

At June 30, 2004, the difference between the fair value of all outstanding contracts, estimated by determining the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $1.5 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be substantially offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact our future earnings and cash flows, assuming other factors are held constant.

At June 30, 2004, we had fixed rate debt of $191.7 million and an interest-free loan of $0.9 million. Holding all other variables constant, such as foreign exchange rates and debt levels, a one-percentage point decrease in interest rates would increase the unrealized fair market value of this debt by approximately $6.9 million.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Holdings' disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of June 30, 2004. Based on that evaluation, our management, including the CEO and CFO, concluded (i) that our disclosure controls and procedures were effective as of the end of the period to ensure that the information that we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (ii) that the information that is required to be reported is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect Holdings' internal controls.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of Holdings' Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.


31.2 Certification of Holdings' Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.


32.1 Certification of Holdings' Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    A Report on Form 8-K, dated June 15, 2004, reporting under Items 5 and 7, was filed on June 15, 2004.

      SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                    TELEX COMMUNICATIONS
                                    INTERMEDIATE HOLDINGS, LLC

Dated:   August 2, 2004             By: /s/ Raymond V. Malpocher
                                        ----------------------------------------
                                          Raymond V. Malpocher
                                          President and Chief Executive Officer

                                    TELEX COMMUNICATIONS
                                    INTERMEDIATE HOLDINGS, LLC

Dated:   August 2, 2004             By: /s/ Gregory W. Richter
                                        ----------------------------------------
                                          Gregory W. Richter
                                          Vice President and Chief Financial
                                          Officer

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

  31.2     Certification of Holdings' Chief Financial Officer pursuant to
           Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

  32.1     Certification of Holdings' Chief Executive Officer and Chief
           Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted
           Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.