Form 10-Q
period 2004-09-30
TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS LLC
filed 2004-11-03
CIK 1274652

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

For the quarterly period ended September         Commission File No. 333-115009
                30, 2004

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

                                ---------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  [X] NO   [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES  [ ] NO   [X]

AS OF NOVEMBER 3, 2004, TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC HAD OUTSTANDING ONE MEMBER INTEREST.

                        THIS DOCUMENT CONTAINS 23 PAGES.

================================================================================

                        PART I. --- FINANCIAL INFORMATION

                                                                                                             Page(s)
Item 1. Financial Statements
Included herein is the following unaudited financial information:
Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003                         3
Condensed Consolidated Statements of Operations for the three and nine
month periods ended September 30, 2004 and 2003                                                              4
Condensed Consolidated Statements of Cash Flows for the nine month periods ended
September 30, 2004 and 2003                                                                                  5
Notes to Condensed Consolidated Financial Statements                                                         6-11
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               12-18
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          19
Item 4.  Controls and Procedures                                                                             20

                         PART II. --- OTHER INFORMATION

                                                                                                             Page(s)
Item 6. Exhibits and Reports on Form 8-K                                                                     21
Signatures                                                                                                   22
Exhibit Index                                                                                                23

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                              2004           2003
                                                              ----           ----
                                                           (UNAUDITED)    (SEE NOTE)
                                     ASSETS
Current assets:
          Cash and cash equivalents                         $  13,400     $   6,698
          Accounts receivable, net                             51,966        47,455
          Inventories                                          53,788        45,967
          Other current assets                                  6,019         7,437
                                                            ---------     ---------

                   Total current assets                       125,173       107,557

Property, plant and equipment, net                             30,685        29,951
Deferred financing costs, net                                   6,555         7,286
Goodwill, net                                                  23,342        23,353
Other assets                                                    2,932         2,981
                                                            ---------     ---------

                                                            $ 188,687     $ 171,128
                                                            =========     =========

                        LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
          Current maturities of long-term debt              $     453     $     446
          Accounts payable                                     18,200        12,879
          Accrued wages and benefits                           11,247        10,384
          Other accrued liabilities                            16,240        11,644
          Income taxes payable                                  5,406         9,046
                                                            ---------     ---------

                   Total current liabilities                   51,546        44,399

Long-term debt, net                                           194,541       187,629
Other long-term liabilities                                     8,944         7,474
                                                            ---------     ---------
                   Total liabilities                          255,031       239,502
                                                            ---------     ---------

Member's deficit:

          Member's capital                                     83,946        83,946
          Accumulated other comprehensive loss                 (3,270)       (3,260)
          Accumulated deficit                                (147,020)     (149,060)
                                                            ---------     ---------

                   Total member's deficit                     (66,344)      (68,374)
                                                            ---------     ---------

                                                            $ 188,687     $ 171,128
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

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                  SUCCESSOR    PREDECESSOR       SUCCESSOR   PREDECESSOR
                                                  ---------    -----------       ---------   -----------
                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     ------------------             -----------------
                                                SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                    2004           2003            2004           2003
                                                    ----           ----            ----           ----
Net Sales                                         $  77,374     $  69,587        $ 222,369     $ 199,298
Cost of sales                                        41,585        39,837          121,288       115,543
                                                  ---------     ---------        ---------     ---------
                             Gross profit            35,789        29,750          101,081        83,755
                                                  ---------     ---------        ---------     ---------

Operating expenses:
        Engineering                                   4,200         3,374           11,391        10,551
        Selling, general and administrative          20,516        17,547           61,311        56,148
        Pension curtailment gain                          -             -                -        (2,414)
                                                  ---------     ---------        ---------     ---------
                                                     24,716        20,921           72,702        64,285
                                                  ---------     ---------        ---------     ---------

                             Operating income        11,073         8,829           28,379        19,470

Interest expense                                     (6,927)       (7,748)         (20,337)      (22,152)
Other income, net                                       284           327              424           523
                                                  ---------     ---------        ---------     ---------
Income (loss) before income taxes                     4,430         1,408            8,466        (2,159)
Provision for income taxes                            2,633           885            6,426         3,034
                                                  ---------     ---------        ---------     ---------
                             Net income (loss)    $   1,797     $     523        $   2,040     $  (5,193)
                                                  =========     =========        =========     =========

           See notes to condensed consolidated financial statements.

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                        SUCCESSOR    PREDECESSOR
                                                                                        ---------    -----------
                                                                                           NINE MONTHS ENDED
                                                                                           -----------------
                                                                                       SEPTEMBER 30, SEPTEMBER 30,
                                                                                           2004          2003
                                                                                           ----          ----
OPERATING ACTIVITIES:
            Net income (loss)                                                            $  2,040      $ (5,193)
            Adjustments to reconcile net income (loss) to cash flows from operations:
                      Depreciation and amortization                                         4,527         4,646
                      Amortization of finance charges and pay-in-kind interest charge       8,392        17,470
                      Gain on disposition of assets                                          (269)         (319)
                      Pension curtailment gain                                                  -        (2,414)
                      Change in operating assets and liabilities                           (6,377)       (3,963)
                      Change in long-term liabilities                                       1,352           (57)
                      Other, net                                                              613           660
                                                                                         --------      --------

            Net cash provided by operating activities                                      10,278        10,830
                                                                                         --------      --------

INVESTING ACTIVITIES:
            Additions to property, plant and equipment                                     (5,310)       (4,375)
            Proceeds from disposition of assets                                             2,338         1,158
            Other                                                                             166           166
                                                                                         --------      --------
            Net cash used in investing activities                                          (2,806)       (3,051)
                                                                                         --------      --------

FINANCING ACTIVITIES:
            Borrowings (repayments) under revolving lines of credit, net                        -         1,118
            Repayment of long-term debt                                                      (328)       (9,007)
            Payment of deferred financing costs                                              (399)            -
                                                                                         --------      --------
            Net cash used in financing activities                                            (727)       (7,889)
                                                                                         --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                  (43)          203
                                                                                         --------      --------

CASH AND CASH EQUIVALENTS:
            Net increase                                                                    6,702            93
            Balance at beginning of period                                                  6,698         3,374
                                                                                         --------      --------
            Balance at end of period                                                     $ 13,400      $  3,467
                                                                                         ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
               Interest                                                                  $  7,016      $  4,339
                                                                                         ========      ========
               Income taxes                                                              $  4,954      $  5,065
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

      As a result of the November 2003 debt restructuring, which was accounted for as being effective November 30, and the formation of the new entities, the consolidated financial statements for the three and nine months ended September 30, 2004 reflect the results of Holdings, including New Telex and its subsidiaries, while the consolidated financial statements for the three and nine months ended September 30, 2003 reflect the results of Old Telex. The consolidated balance sheets for September 30, 2004 and December 31, 2003 are the results of Holdings.

2.    Inventories

      Inventories consist of the following (in thousands):

                                       September 30,   December 31,
                                           2004           2003
                                           ----           ----
Raw materials                            $ 22,765        $ 18,941
Work in process                             8,548           6,150
Finished products                          22,475          20,876
                                         --------        --------
                                         $ 53,788        $ 45,967
                                         ========        ========

3.    Goodwill

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
      142). The Company has certain amounts of goodwill denominated in foreign currencies that fluctuate with movement of exchange rates.

      The following table presents the changes in carrying value of goodwill by business segment as of September 30, 2004 (in thousands):

                                                      Audio and
                                      Professional     Wireless
                                         Audio        Technology      Total
                                         -----        ----------      -----
Balance as of December 31, 2003         $ 17,263       $  6,090     $ 23,353
Foreign currency translation                 (11)             -          (11)
                                        --------       --------     --------
Balance as of September 30, 2004        $ 17,252       $  6,090     $ 23,342
                                        ========       ========     ========

4.    Debt

      Long-term debt consists of the following (in thousands):

                                              September 30,  December 31,
                                                  2004           2003
                                                  ----           ----
Senior Secured Notes                            $ 125,000     $ 125,000
Senior Subordinated Discount Notes                 68,406        61,216
Other debt                                          1,588         1,859
                                                ---------     ---------
                                                  194,994       188,075
Less - current portion                               (453)         (446)
                                                ---------     ---------
                        Total long-term debt    $ 194,541     $ 187,629
                                                =========     =========

      The Senior Secured Notes and other debt were issued by New Telex.

5.    Income Taxes

      Consistent with the provisions of APB 28 "Interim Financial Reporting," the Company has provided an income tax provision based on its best estimate of the consolidated effective tax rate applicable for the entire year. Based on those estimates, the Company provided an income tax provision at a consolidated effective rate of 59.4% and 75.9% for the three and nine months ended September 30, 2004, respectively. In the nine-month period ended September 30, 2003, Old Telex generated a pretax loss in the United States, thus the income tax provision does not provide for a meaningful comparison.

      The Company recorded an income tax provision of $2.6 million and $6.4 million on pre-tax income of $4.4 million and $8.5 million for the three months and nine months ended September 30, 2004, respectively. The Company recorded an income tax provision of $0.9 million and $3.0 million on pre-tax income of $1.4 million and a pre-tax loss of $2.2 million for the three months and nine months ended September 30, 2003.

      The tax provision in the U.S. for 2004 is calculated on a separate company basis under a tax sharing agreement with Old Telex. The Company has recorded a payable of $2.7 million to Old Telex based on the tax benefit utilized by New Telex. The company files its U.S. tax return on a consolidated basis with Old Telex. Each foreign subsidiary files its tax return in its respective foreign country.

6.    Pension and Postretirement Benefits

      The Company has one noncontributory defined benefit cash balance pension plan. Through June 30, 2003, each active participant's account received a benefit credit each year based on the participant's age, vesting service, and total remuneration covered by the pension plan, consisting of base salary, commission, overtime and bonuses paid to the participant. Effective June 30, 2003, the Company made a decision to freeze future pension plan benefits. Plan participants will continue to receive interest credits and will no longer receive a benefit credit based on the participant's age, vesting service, and total remuneration.

      The following table presents the net periodic benefit cost (income) for each period (in thousands):

                                         Successor      Predecessor      Successor      Predecessor
                                         ---------      -----------      ---------      -----------
                                     Three months ended September 30,   Nine months ended September 30,
                                     --------------------------------   -------------------------------
                                            2004            2003            2004           2003
                                            ----            ----            ----           ----
Components of net periodic benefit
cost (income):
Service cost                              $     -         $   121         $     -         $   363
Interest cost                                 334             354           1,003           1,062
Expected return on plan assets               (456)           (462)         (1,368)         (1,386)
Amortization of prior service cost              -             (43)              -            (129)
Pension curtailment gain                        -               -               -          (2,414)
                                          -------         -------         -------         -------
       Net periodic benefit               $  (122)        $   (30)        $  (365)        $(2,504)
                                          =======         =======         =======         =======

      The Company made employer contributions of $0.5 million through September 30, 2004 with no additional funding required in the remainder of 2004.

      The Company provided health and life insurance benefits to a limited number of employees of its U.S. operations upon retirement. The benefits for a substantial portion of these employees were curtailed as of June 30, 2003, thereby reducing the expense to a minimal amount for 2004. The Company recorded net periodic benefit income of $34,000 in the three months ended September 30, 2003 and net periodic benefit income of $325,000 for the nine months ended September 30, 2003. The 2003 nine-month period includes a $339,000 curtailment gain recognized for the implemented benefit curtailment.

7.    Related-Party Transactions

      In 2000, the Company relocated its corporate headquarters to a facility leased from DRF 12000 Portland LLC (the LLC), an entity in which the Company has a 50% interest. The Company contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. The Company's allocable share of the LLC income is included as a component of other income in the condensed consolidated statements of operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At September 30, 2004, the remaining balance on the mortgage was $6.6 million. The annual lease payments to the LLC are $1.1 million for years one to five and $1.2 million for years six to ten. The lease commenced in June 2000. The Company may renew the lease at the end of the initial lease term for three renewal terms of five years each. The lease has been classified as an operating lease and the Company records the lease payments as rent expense. The Company's exposure to loss associated with the LLC is its investment in the LLC, which totaled $0.8 million at September 30, 2004. The investment in the LLC is included in the condensed consolidated balance sheets as a component of other assets.

      Telex has reviewed FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46), pertaining to the consolidation of variable interest entities and has determined that the LLC is not a variable interest entity to the Company and that the Company's current method of accounting for this investment remains appropriate.

8.    Comprehensive Loss

      Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net loss represents net income or loss adjusted for foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive loss is as follows (in thousands):

                                               Successor           Predecessor     Successor        Predecessor
                                               ---------           -----------     ---------        -----------
                                              Three months ended September 30,   Nine months ended September 30,
                                              --------------------------------   -------------------------------
                                                 2004                 2003            2004              2003
                                                 ----                 ----            ----              ----
Net income (loss)                               $ 1,797              $   523        $ 2,040           $(5,193)
Other comprehensive income:
   Foreign currency translation adjustment          467                  781            (10)            3,088
   Minimum pension liability                          -                    -              -            (5,078)
                                                -------              -------        -------           -------
Comprehensive income (loss)                     $ 2,264              $ 1,304        $ 2,030           $(7,183)
                                                =======              =======        =======           =======

      The components of accumulated other comprehensive loss are as follows (in thousands):

                                September 30,  December 31,
                                    2004          2003
                                    ----          ----
Foreign currency translation      $ 3,155       $ 3,165
Minimum pension liability          (6,425)       (6,425)
                                  -------       -------
                                  $(3,270)      $(3,260)
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

      The following tables provide information by business segment and geographic region for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                    Successor    Predecessor     Successor     Predecessor
                                    ---------    -----------     ---------     -----------
                                       Three months ended           Nine months ended
                                       ------------------           -----------------
                                  September 30, September 30,  September 30,  September 30,
                                       2004          2003           2004           2003
                                       ----          ----           ----           ----
Net sales
  Professional Audio                $  62,815     $  54,749      $ 180,806      $ 155,235
  Audio and Wireless Technology        14,559        14,838         41,563         44,063
                                    ---------     ---------      ---------      ---------
                                    $  77,374     $  69,587      $ 222,369      $ 199,298
                                    =========     =========      =========      =========

Operating income (loss)
  Professional Audio                $   8,102     $   7,103      $  21,715      $  16,721
  Audio and Wireless Technology         2,871         2,355          7,083          3,711
  Corporate                               100          (629)          (419)          (962)
                                    ---------     ---------      ---------      ---------
                                    $  11,073     $   8,829      $  28,379      $  19,470
                                    =========     =========      =========      =========

Depreciation expense
  Professional Audio                $   1,273     $   1,184      $   3,658      $   3,815
  Audio and Wireless Technology            85            85            265            315
  Corporate                               188           173            595            498
                                    ---------     ---------      ---------      ---------
                                    $   1,546     $   1,442      $   4,518      $   4,628
                                    =========     =========      =========      =========

Capital expenditures
  Professional Audio                $   1,233     $     920      $   3,533      $   2,119
  Audio and Wireless Technology           232           196            652            420
  Corporate                               527           685          1,125          1,836
                                    ---------     ---------      ---------      ---------
                                    $   1,992     $   1,801      $   5,310      $   4,375
                                    =========     =========      =========      =========

Total assets
  Professional Audio                                             $ 135,705      $ 121,129
  Audio and Wireless Technology                                     36,516         36,895
  Corporate                                                         16,466          6,380
                                                                 ---------      ---------
                                                                 $ 188,687      $ 164,404
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

      The Company's net sales into each of its principal geographic regions were as follows (in thousands):

                                    Successor    Predecessor     Successor     Predecessor
                                    ---------    -----------     ---------     -----------
                                       Three months ended           Nine months ended
                                       ------------------           -----------------
                                  September 30, September 30,  September 30,  September 30,
                                       2004          2003           2004           2003
                                       ----          ----           ----           ----
United States                       $  40,018     $  35,209      $ 112,261      $ 101,265
Europe                                 21,564        19,201         62,854         56,602
Asia                                   10,128         9,731         30,334         25,179
Other foreign countries                 5,664         5,446         16,920         16,252
                                    ---------     ---------      ---------      ---------
                                    $  77,374     $  69,587      $ 222,369      $ 199,298
                                    =========     =========      =========      =========

      It is not practical for the Company to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

      Long-lived assets of the Company's U.S. and International operations were as follows (in thousands):

                                  September 30,  December 31,
                                       2004          2003
                                       ----          ----
United States                       $  50,910     $  51,180
International                          12,604        12,391
                                    ---------     ---------
                                    $  63,514     $  63,571
                                    =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this report, contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any such forward-looking statements involve known and unknown risks and uncertainties and our actual results may differ materially from those forward-looking statements. While made in good faith based on information currently available to management, we cannot assure you that such opinions or expectations will be achieved or accomplished. We do not undertake to update, revise or correct any of the forward-looking information contained in this report. The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect our future results and could cause such results to differ materially from those expressed in such forward-looking statements: (i) the timely development and market acceptance of new products; (ii) the financial resources of competitors and the impact of competitive products and pricing;
(iii) changes in general and industry specific economic conditions on a national, regional or international basis; (iv) changes in laws and regulations, including changes in accounting standards; (v) the timing and success of the implementation of changes in our operations to effect cost savings; (vi) opportunities that may be presented to and pursued by us; (vii) our financial resources, including our ability to access external sources of capital; (viii) war and natural or manmade disasters (including material acts of terrorism or other hostilities that impact our markets) and (ix) such risks and uncertainties as are detailed from time to time in our reports and filings with the Securities and Exchange Commission.

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

As a result of the debt restructuring, which was accounted for as being effective November 30, 2003, and the formation of the new entities, the consolidated financial statements for the three and nine months ended September 30, 2004 reflect the results of Holdings, including New Telex and its subsidiaries, while the consolidated financial statements for the three and nine months ended September 30, 2003 reflect the results of Old Telex.

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

We maintain assets and/or operations in a number of foreign jurisdictions, the most significant of which are Germany, the United Kingdom, Japan, Singapore, and Hong Kong. In addition, we conduct business in local currency in many countries, the most significant of which are Germany, the United Kingdom, Japan, Singapore, Hong Kong, Canada and France. Exposure to U.S. dollar/Euro and U.S. dollar/British pound exchange rate volatility is mitigated to some extent by our ability to source production needs with existing manufacturing capacity in Germany and Great Britain, and the exposure to the U.S. dollar/Japanese yen exchange rate volatility is to some extent mitigated by sourcing products denominated in yen from Japan or through contractual provisions in sales agreements with certain customers. Nevertheless, we have a direct and continuing exposure to both positive and negative foreign currency movements.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding certain items in our condensed consolidated statements of operations (dollars in thousands):

                                         Successor     Predecessor              Successor      Predecessor
                                         ---------     -----------              ---------      -----------
                                                 Three months ended                        Nine months ended
                                                 ------------------                        -----------------
                                       September 30,  September 30,      %     September 30,   September 30,        %
                                            2004           2003        Change      2004            2003           Change
                                            ----           ----        ------      ----            ----           ------
Net sales:
       Professional Audio                $  62,815      $  54,749       14.7%   $ 180,806       $ 155,235          16.5%
       Audio and Wireless Technology        14,559         14,838       -1.9%      41,563          44,063          -5.7%
                                         ---------      ---------       ----    ---------       ---------          ----

       Total net sales                      77,374         69,587       11.2%     222,369         199,298          11.6%
                                         ---------      ---------       ----    ---------       ---------          ----

Total gross profit                          35,789         29,750                 101,081          83,755
          % of sales                          46.3%          42.8%                   45.5%           42.0%

Operating income                         $  11,073      $   8,829               $  28,379       $  19,470
                                         =========      =========               =========       =========

Net income (loss)                        $   1,797      $     523               $   2,040       $  (5,193)
                                         =========      =========               =========       =========

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003

Net sales. Net sales increased $7.8 million, or 11.2%, from $69.6 million for the three months ended September 30, 2003 to $77.4 million for the three months ended September 30, 2004. Since the second quarter of 2004 we have experienced continued higher sales in the geographic marketplaces we serve. Net sales in the Professional Audio segment increased substantially for the three months ended September 30, 2004 compared to the corresponding period in 2003 because of sales associated with new products introduced in 2004 and stronger customer purchasing activity. Sales in the Audio and Wireless Technology segment declined principally due to lower sales of our digital duplication products.

Our nine-month net sales increased $23.1 million, or 11.6%, from $199.3 million for the nine months ended September 30, 2003 to $222.4 million for the nine months ended September 30, 2004. Approximately $8.0 million, or 4.1%, of the increase resulted from stronger foreign currencies in 2004 compared to the U.S. dollar. Net sales in the Professional Audio segment increased significantly while our Audio and Wireless Technology product sales declined, principally from lower sales of duplication products.

Net sales in the Professional Audio segment increased $8.0 million, or 14.7%, from $54.8 million for the three months ended September 30, 2003 to $62.8 million for the three months ended September 30, 2004. We generated increased net sales in all of our geographic marketplaces as sales of new products introduced in the first quarter of 2004 continued to generate strong customer orders and higher sales. Sales of intercom, consoles and speakers continued at the high levels of the fourth quarter of 2003 and the first half of 2004 as customers continue to make purchases to upgrade their equipment. Nine-month net sales increased $25.6 million, or 16.5%, from $155.2 million for the nine months ended September 30, 2003 to $180.8 for the nine months ended September 30, 2004. Net sales increases for the nine months of 2004 were achieved in all geographic regions.

Net sales in the Audio and Wireless Technology segment decreased $0.2 million, or 1.9%, from $14.8 million for the three months ended September 30, 2003 to $14.6 million for the three months ended September 30, 2004. The decrease in net sales is attributed primarily to lower sales of our duplication products. Nine-month net sales decreased $2.5 million, or 5.7%, from $44.1 million for the nine months ended September 30, 2003 to $41.6 million for the nine months ended September 30, 2004. The decrease for the nine months of 2004 compared to the nine months of 2003 is primarily from lower duplication product sales offset somewhat by higher sales of products to the aviation and transportation marketplaces and to governmental agencies as they are upgrading their communications equipment.

Gross profit. Gross profit increased $6.0 million, or 20.3%, from $29.8 million for the three months ended September 30, 2003 to $35.8 million for the three months ended September 30, 2004. Gross profit increased $17.3 million, or 20.7%, from $83.8 million for the nine months ended September 30, 2003 to $101.1 million for the nine months ended September 30, 2004. The gross margin rate increased to 46.3% for the three months ended September 30, 2004 compared to a gross margin rate of 42.8% for the three months ended September 30, 2003, and the gross margin rate increased to 45.5% for the nine months ended September 30, 2004 compared to a gross margin rate of 42.0% for the nine months ended September 30, 2003. Included in the nine-month period ended September 30, 2003 are impairment charges for inventories and fixed assets, totaling $1.6 million, associated with exiting the computer audio product line. Excluding these charges, the gross margin rate would have been 42.8% for the nine-month period ended September 30, 2003. The increase in the gross margin rate for 2004 from the corresponding periods in 2003 is attributed primarily to increased volumes, sales of higher margin products and improved manufacturing efficiencies.

The gross margin rate for the Professional Audio segment increased from 43.0% for the three months ended September 30, 2003 to 46.0% for the three months ended September 30, 2004 and from 43.4% for the nine months ended September 30, 2003 to 45.8% for the nine months ended September 30, 2004. The increase in the gross margin rate for 2004 from the corresponding periods in 2003 is attributed primarily to the increased volumes, sales of high-margin products and continued manufacturing efficiencies.

The gross margin rate for the Audio and Wireless Technology segment increased from 41.9% for the three months ended September 30, 2003 to 47.4% for the three months ended September 30, 2004, from 37.3% for the nine months ended September 30, 2003 to 43.9% for the nine months ended September 30, 2004. The gross margin rate, excluding the impairment charges discussed previously, was 41.0% for the nine-month period ended September 30, 2003. The increase in the gross margin rate for 2004 from the corresponding periods in 2003 is attributed primarily to increased sales of high-margin products.

Engineering. Engineering expenses increased $0.8 million, or 24.5%, from $3.4 million for the three months ended September 30, 2003 to $4.2 million for the three months ended September 30, 2004. Engineering expenses increased $0.8 million, or 8.0%, from $10.6 million for the nine months ended September 30, 2003 to $11.4 million for the nine months ended September 30, 2004. We continue to invest in new product development across all of our business segments and recently have focused more effort in our Professional Audio segment.

Selling, general and administrative. Selling, general and administrative expenses increased $3.0 million, or 16.9%, from $17.5 million for the three months ended September 30, 2003 to $20.5 million for the three months ended September 30, 2004. Selling, general and administrative expenses increased $5.2 million, or 9.2%, from $56.1 million for the nine months ended September 30, 2003 to $61.3 million for the nine months ended September 30, 2004. The increase in expenses in 2004 is attributed to stronger foreign currencies compared to the U.S. dollar and to higher variable expenses associated with the increased sales levels. We expect these expenses, primarily selling and marketing expenses, to decline in the 2004 fourth quarter, based on focused cost control efforts and fewer available trade shows to attend.

Pension curtailment gain. We recorded a pension curtailment gain of $2.4 million in the nine months ended September 30, 2003 resulting from our decision to freeze future pension plan benefits effective June 30, 2003. This decision by Telex resulted in recognition of previously unrecognized prior service costs in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88).

Interest expense. Interest expense decreased from $7.7 million for the three months ended September 30, 2003 to $6.9 million for the three months ended September 30, 2004. Included in interest expense is $2.5 million and $5.7 million of pay-in-kind interest expense for the three months ended September 30, 2004 and 2003, respectively. Our interest expense decreased from $22.2 million for the nine months ended September 30, 2003 to $20.3 million for the nine months ended September 30, 2004. Included in interest expense is $7.2 million and $15.9 million of pay-in-kind interest expense for the nine months ended September 30, 2004 and 2003, respectively. Interest expense decreased primarily because of the November 2003 debt restructuring which resulted in Holdings and New Telex having outstanding indebtedness with lower interest rates compared to the debt structure of Old Telex.

Other income, net. Other income of $0.3 million for the three months ended September 30, 2004 is principally from the gain on the sale of our Australian subsidiary. Other income of $0.3 million for the three months ended September 30, 2003 is principally from the gain on the sale of an idle facility. For the nine months ended September 30, 2004, other income of $0.4 million is principally from the gain on the sale of our Australian subsidiary and the amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the 2002 sale of the hearing instrument product lines. Amortization of the deferred revenue items will be substantially completed in 2004. For the nine months ended September 30, 2003, other income of $0.5 million is principally from the gain on the sale of production assets related to a shutdown of certain manufacturing facilities in 2002 and from the amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the 2002 sale of our hearing instrument product lines.

Income taxes. Income taxes in 2004 were $2.6 million and $6.4 million for the three and nine months ended September 30, 2004, respectively. The nine-month expense includes a $0.4 million expense recognized for additional taxes due in Germany related to an audit of 2002. Income taxes in 2003 were $0.9 million and $3.0 million for the three and nine months ended September 30, 2003, respectively. Our effective tax rate for all periods in 2003 is not meaningful because a tax benefit has not been recorded on the pretax loss in the United States generated by Holdings. The tax provision recorded relates only to the countries in which we were profitable. The income tax expense increase for the 2004 nine-month period compared to the 2003 nine-month period is due to increased foreign taxable income in Japan and the United Kingdom as well as the realization of taxable income in the U.S by New Telex. Our tax provision in the U.S. for 2004 is calculated on a separate company basis under a tax sharing agreement with Old Telex.

As of September 30, 2004, we have a reserve of $3.8 million included in income taxes payable for tax liability, penalties, and accrued interest (as of the settlement date) related to a dispute for taxable years 1990 through 1995. We have agreed with the Internal Revenue Service on the final amount of the tax liability to be paid and have been making monthly payments.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had cash and cash equivalents of $13.4 million compared to $6.7 million at December 31, 2003.

Our principal source of funds for the nine months ended September 30, 2004 consisted of $10.3 million of cash provided by operating activities. Our principal use of funds was for capital expenditures of $5.3 million. Our principal source of funds for the nine months ended September 30, 2003 was $10.8 million of cash provided by operating activities and $1.1 million of cash proceeds from the sale of idle manufacturing facilities. Our principal uses of funds for the nine months ended September 30, 2003 were $7.9 million for debt retirement, net of borrowings, and $4.4 million for capital expenditures.

Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes, update information systems and improve efficiency.

Our accounts receivable balance of $52.0 million as of September 30, 2004 increased $4.5 million from $47.5 million at December 31, 2003. The increase is mainly attributable to higher sales levels achieved in the third quarter of 2004, as compared to the fourth quarter of 2003. We are not aware of any significant credit risks at September 30, 2004 that could impact future cash receipts from customers.

Our inventories of $53.8 million as of September 30, 2004 increased $7.8 million from $46.0 million at December 31, 2003. Of this increase $4.6 million was in raw materials. Our inventories increased in the nine months as we built additional inventories to meet the current demand for new products. We expect to reduce our investment in inventories in the future as we make further progress on our lean manufacturing processes and make to order concepts.

Our consolidated indebtedness increased $6.9 million from $188.1 million at December 31, 2003 to $195.0 million at September 30, 2004. The increase is attributed mainly to our 13% Senior Subordinated Discount Notes due 2009 for which a substantial portion of interest expense accrues as additional indebtedness. Our debt consists of $125.0 million of 11-1/2% Senior Secured Notes due October 2008 issued by New Telex, $68.4 million of 13% Senior Subordinated Discount Notes due January 2009 issued by Holdings and $1.6 million of other debt in the U.S. and Germany issued by New Telex.

We rely mainly on internally generated funds and, to the extent necessary, borrowings under the U.S. revolving credit facility and foreign working capital lines to meet our liquidity needs. Our liquidity needs arise primarily from interest payments, working capital needs and capital expenditure requirements.

Our current credit facilities include a U.S. $15.0 million senior secured credit facility entered into November 19, 2003 (expiring July 12, 2008), subject to certain borrowing base limitations. The credit facility is secured by substantially all of our and our domestic subsidiaries' current and future assets. In addition, we have foreign working capital lines (with on demand repayment provisions), subject to certain limitations, of $11.8 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

At September 30, 2004 we had no borrowings outstanding under our U.S. credit facility and foreign working capital lines. The net availability under our lines, after deduction for open letters of credit and borrowing base limitations, was $26.3 million. The effective annual interest rate under these facilities for amounts borrowed during the nine months ended September 30, 2004 was 8.02%.

As of September 30, 2004 we made employer contributions to the pension plan of approximately $0.5 million. We are currently projecting 2005 employer contributions totaling approximately $1.1 million to be made in 2005 and 2006.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. During the nine months ended September 30, 2004, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in our statements of operations.

At September 30, 2004, we had outstanding forward exchange contracts with an aggregate notional amount of $38.0 million and a weighted remaining maturity of 11 days.

At September 30, 2004, the difference between the fair value of all outstanding contracts, estimated by determining the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $3.8 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be substantially offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact our future earnings and cash flows, assuming other factors are held constant.

At September 30, 2004, we had fixed rate debt of $194.1 million and an interest-free loan of $0.9 million. Holding all other variables constant, such as foreign exchange rates and debt levels, a one-percentage point decrease in interest rates would increase the unrealized fair market value of this debt by approximately $6.8 million.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Holdings' disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of September 30, 2004. Based on that evaluation, our management, including the CEO and CFO, concluded (i) that our disclosure controls and procedures were effective as of the end of the period to ensure that the information that we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (ii) that the information that is required to be reported is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect Holdings' internal controls.

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

                                         TELEX COMMUNICATIONS INTERMEDIATE
                                         HOLDINGS, LLC

Dated: November 3, 2004                  By: /s/ Raymond V. Malpocher
                                             ----------------------------------
                                             Raymond V. Malpocher
                                             President and Chief Executive
                                             Officer

                                         TELEX COMMUNICATIONS INTERMEDIATE
                                         HOLDINGS, LLC

Dated: November 3, 2004                  By: /s/ Gregory W. Richter
                                             ----------------------------------
                                             Gregory W. Richter
                                             Vice President and Chief Financial
                                             Officer

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