Form 10-K
period 2004-12-31
TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS LLC; TELEX COMMUNICATIONS INC
filed 2005-03-24
CIK 1274652, 857668

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                                ----------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

COMMISSION FILE     REGISTRANT, STATE OF INCORPORATION OR     I.R.S. EMPLOYER
NUMBER              FORMATION, ADDRESS AND TELEPHONE NUMBER   IDENTIFICATION NO.
----------------    ---------------------------------------   ------------------

333-115009          TELEX COMMUNICATIONS                          20-0406594
                    INTERMEDIATE HOLDINGS, LLC
                    (FORMED IN DELAWARE)
                    12000 PORTLAND AVENUE SOUTH
                    BURNSVILLE, MINNESOTA  55337
                    TELEPHONE: (952) 884-4051

333-112819          TELEX COMMUNICATIONS, INC.                    11-3707780
                    (INCORPORATED IN DELAWARE)
                    12000 PORTLAND AVENUE SOUTH
                    BURNSVILLE, MINNESOTA  55337
                    TELEPHONE: (952) 884-4051

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

      The common stock of each registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

      As of February 28, 2005, Telex Communications, Inc. had outstanding 500 shares of Common Stock, $0.01 par value, all of which are owned beneficially and of record by Telex Communications Intermediate Holdings, LLC. Telex Communications Intermediate Holdings, LLC has one member interest outstanding, which is owned by Telex Communications Holdings, Inc.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

      Telex Communications, Inc. and Telex Communications Intermediate Holdings, LLC meet the conditions set forth in General Instruction (I)(1)(a) and (b) of the Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

================================================================================

                                TABLE OF CONTENTS

PART I

 ITEM 1.    BUSINESS                                                             3

 ITEM 2.    PROPERTIES                                                           9

 ITEM 3.    LEGAL PROCEEDINGS                                                   10

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10

PART II

 ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
            STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES      10

 ITEM 6.    SELECTED FINANCIAL DATA                                             11

 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                               12

 ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          24

 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         24

 ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                                                24

 ITEM 9A.   CONTROLS AND PROCEDURES                                             24

 ITEM 9B.   OTHER INFORMATION                                                   25

PART III

 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  26

 ITEM 11.   EXECUTIVE COMPENSATION                                              28

 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS                                     31

 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      33

 ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES                              33

PART IV

 ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                          35

FILING FORMAT

This Annual Report on Form 10-K is a combined report being filed by two different registrants: Telex Communications Intermediate Holdings, LLC ("Intermediate") and Telex Communications, Inc., a wholly-owned subsidiary of Intermediate ("Telex").

      References in this report to "Intermediate," "Successor," "Company," "we," "our," or "us" and similar expressions refer to Telex Communications Intermediate Holdings, LLC, a Delaware limited liability company and, except where the context otherwise requires, its subsidiary, Telex, and predecessor companies. We operate on a December fiscal year-end. Intermediate is a holding company whose assets consist primarily of its investment in Telex. Telex is our operating company.

                                     PART I

ITEM 1.   BUSINESS


OVERVIEW

      We are a worldwide industry leader in the design, manufacture and marketing of audio and communications products and systems to commercial, professional and industrial customers. Our product lines include sophisticated loudspeaker systems, wired and wireless intercom systems, mixing consoles, digital audio duplication products, amplifiers, wired and wireless microphones, military and aviation products, land mobile communications systems, wireless assistive listening systems and other related products. We market over 30 product lines that span the professional audio and communications sectors. While we face competition in many of our business lines, we focus on sectors in which we believe we can be market leaders. As a result, we believe we have developed solid brand value, which has become a significant barrier to competition.

      We, through our predecessors, have been in operation since 1927 and currently market our products in over 80 countries worldwide. By leveraging our strong brand names, including Telex(R), Electro-Voice(R), RTS(TM), Dynacord(R), Midas(R) and Klark-Teknik(R), and developing leading edge technologies, we have created an international reputation for quality, reliability, innovative design and overall value. Since our founding, we have developed a number of technological innovations, which are now commonly used throughout the industry, and we have received numerous industry awards, including Emmy Awards from the National Academy of Television Arts and Sciences and other industry awards from numerous trade associations and publications.

      Telex is a wholly-owned subsidiary of Intermediate. Intermediate is a wholly-owned subsidiary of Telex Communications Holdings, Inc. ("Old Telex" or "Predecessor"), which is not a registrant. Telex and Intermediate were formed in connection with the November 19, 2003 refinancing of Old Telex's debt obligations and related corporate restructuring.

      Immediately prior to the closing of the November 2003 refinancing Old Telex transferred to Telex substantially all of Old Telex's assets and liabilities except, principally, its 13% Senior Subordinated Discount Notes due 2006, in exchange for Telex's common stock. Old Telex then contributed Telex's common stock to Intermediate, a new limited liability company, in exchange for all of Intermediate's membership interests. Telex became a wholly-owned subsidiary of Intermediate and Intermediate became a wholly-owned subsidiary of Old Telex. The subsidiaries of Old Telex became Telex's subsidiaries as part of the asset transfer. Upon the closing of the restructuring, Old Telex changed its name to "Telex Communications Holdings, Inc." and Telex was renamed "Telex Communications, Inc."

      Intermediate and Telex were formed on October 21, 2003, with principal executive offices located at 12000 Portland Avenue South, Burnsville, Minnesota 55337. Our telephone number is (952) 884-4051.

      CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

      This report contains forward-looking statements, such as statements that relate to our business objectives, plans, strategies, and expectations or describe the potential markets for our products, that are based on management's current opinions, beliefs, or expectations as to future results or future events. The words "believe," "anticipate," "project," "plan," "expect," "intend," "will likely result," "will continue," and similar expressions identify forward-looking statements. While made in good faith and with a reasonable basis on information currently available to management, we cannot assure you that such opinions, beliefs, or expectations will be achieved or accomplished. Various factors, including those described in "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and elsewhere in this report, could cause actual results and events to vary significantly from those expressed in any forward-looking statement. Such types of statements are intended to be "forward-looking statements" for purposes of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act and should be read in conjunction with the cautionary statements set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Risks Related to Intermediate's Business." We are under no obligation to update any forward-looking statements to the extent we become aware that they will not be achieved for any reason.

PRODUCTS AND SERVICES

      We have two business segments: Professional Audio and Audio and Wireless Technology. Financial information for our two business segments for the year ended December 31, 2004, the one-month period ended December 31, 2003, the eleven-month period ended November 30, 2003 and the year ended December 31, 2002 is set forth in Note 12 to our consolidated financial statements included elsewhere in this report.

PROFESSIONAL AUDIO

      Professional Audio consists of five lines of business within the overall professional audio market:

            -     Fixed Installation, or permanently installed sound systems;

            - Professional Music Retail, or sound products used by professional musicians and sold principally through retail channels;

            - Concert/Recording/Broadcast, or sound products used in professional concerts, recording projects, and radio and television broadcast;

            - Professional Communications Systems, including advanced digital matrix intercoms used by broadcasters (including all major television networks) to control production communications; intercoms, headsets and wireless communications systems used by professional, college, and high school football teams and stadiums and other professional and school sports teams as well as by utilities, aerospace and industrial organizations.

            - Microphones, wired and wireless, used in the education, sports, broadcast, music and religious markets.

      Fixed Installation. Fixed Installation encompasses permanently installed sound systems in airports, sports arenas, theaters, concert halls, cinemas, stadiums, convention centers, houses of worship and other venues where music or speech is amplified. The market for Fixed Installation products is generally driven by new construction and upgrades of existing installations. We believe that more dynamic sound and music, requiring more sophisticated audio products, are increasingly being used in cinemas, religious services and sporting events. For example, most professional sporting events now include musical performances that require increased sound quality and amplification. We believe that audiences have become increasingly accustomed to improved sound quality while event producers and live musicians have become accustomed to more advanced technology. Abroad, the development of infrastructure and the upgrading of existing facilities, such as auditoriums, public places, theaters and sports facilities, in emerging economies is also a source of increasing demand.

      Within the Fixed Installation line of business are varying requirements, ranging from concert halls and theatres, which need the highest quality of fidelity output and broad frequency response, to mass transit facilities and office buildings, where sound communication is important but full-range output is not needed. The products sold for each type of installation vary widely in characteristics and price and are sold through professional audio contractors and distributors.

      Professional Music Retail. Professional Music Retail products are used mainly by musicians for live performance, recording, and reproduction of recording material and are generally sold directly to end users through specialized retail stores that market to musicians, bands, and local entertainment venues. Our Professional Music Retail products appeal to performers seeking an improved level of sound system performance, reliability and quality. Demand for Professional Music Retail products is driven primarily by an increase in both the number of new users and the number of users upgrading to take advantage of enhanced sound technology. Sales are also driven by demand for smaller and lighter weight products that are easier to use and transport.

      Concert/Recording/Broadcast. Our Concert/Recording/Broadcast lines of business include sound systems for musical concerts and theater productions, sound recording, and radio and television broadcast and production. Sales of these products are generally made through distributors and retailers or directly to touring companies. We believe that sales in the Concert/Recording/Broadcast line of business to established, high-profile touring companies influence and stimulate purchases of products by smaller groups and lesser known professional musicians.

      A combination of the factors that determine growth in the Fixed Installation and Professional Music Retail lines of business, drive demand, including technological improvement and an increase in product applications. For example, most professional sporting events now include musical performances that require increased sound quality and amplification. The demand for smaller, lighter weight products is another driver of growth as such products reduce operating costs for touring applications. In addition, an increase in popularity of remote electronic news gathering is driving the demand for wired and wireless microphones as well as portable broadcast mixers.

      Professional Communications Systems. We produce a broad line of professional communications equipment for end markets such as sports events, news broadcasting, utilities, military, aerospace, and state and local government agencies. Our smallest system, the Telex(R) Audiocom(R) modular intercom system, is used by theaters, small sporting arenas, network affiliates, and independent cable channels for their communications needs. Typically, these systems are used to link 20 to 30 people so that they can communicate during an event or performance. Our middle market offering, the RTS(TM) TW intercom system, is used by larger broadcast network affiliates, larger sporting venues, and production studios. This system is also used in broadcast trucks as a remote, portable studio for news gathering or sporting events and typically provides communications links for 50 to 60 people at a time. Our high-end product, the RTS(TM) ADAM(TM), Advanced Digital Audio Matrix intercom system, is used by the major networks in order to cover large events such as the Olympics and the Super Bowl.

      We also provide wired and wireless communication systems and related components to professional, college, and high school football teams. In 1996, we began providing professional, college, and high school coaches with an encrypted wireless intercom system, which allows the head coach to communicate confidentially with offensive and defensive coordinators on the side lines and in the booths above the fields.

      Our wired and wireless intercom products are also used in communication systems during refueling of nuclear power plants to provide increased efficiency and safety and in simulators and training systems for military and aerospace applications.

      Microphones. Our wired and wireless microphones serve the professional needs of sound contractors, entertainers, and speakers and are used in a variety of settings such as theaters, stadiums, and hotels. We believe that we offer one of the industry's most extensive lines of wireless microphone, receiver, and transmitter systems, including a wide variety of handheld, lapel, and guitar microphone options. We offer microphones, including those with noise canceling features, with a wide variety of directional patterns to meet the needs for general sound reinforcement as well as the specific needs of users such as drummers, vocalists, and public address announcers. Many of these lines incorporate our Posi-Phase(TM) true diversity antenna circuitry, which produces a stronger signal for higher quality sound over a longer distance without signal dropouts or switching noise common in other systems. Some of our wireless microphones also incorporate an advanced proprietary multi-crystal tuning system, Clean Scan(TM), that allows any specific frequency to be used within the operating limits of the receiver. The crystal control and associated radio frequency filtering provide superior radio frequency performance and maximum protection from interference.

AUDIO AND WIRELESS TECHNOLOGY

      Our Audio and Wireless Technology segment consists of five businesses targeting the following markets:

            - Digital Audio Duplication products for the religious, education and enterprise markets;

            - Military/Aviation Communications audio products for the military and aviation markets;

            - Wireless Networking products serving the original equipment manufacturer (OEM), wireless internet service provider (WISP), and medical telemetry markets;

            - Land Mobile communication products for the public safety, military and industrial markets; and

            - Audio and Wireless Education products for classroom and computer based education markets.

      Digital Audio Duplication. We offer CD and DVD duplicators primarily for copying the spoken word in religious, education, training/seminar and enterprise markets. The SpinWise(TM) CD Duplicator, available in desktop, tower, and rack mount configurations, operates at 52x recording speed, can make one to seven copies at once, and a robotic unit has a 50-disc capacity. Our cassette duplicators and copiers primarily serve the same markets as our CD/DVD products. We sell a line of high-speed audiocassette duplicators designed for "in-cassette" copying of standard audiocassette tapes. In addition, we produce a unique cassette player sold under an exclusive five-year contract to the Library of Congress (LOC) that is used in its Talking Book program for the blind and physically handicapped. The Talking Book Players are designed to incorporate special features for ease of use and to facilitate playing the books back at different speeds. A unique tape format ensures that these tapes cannot be played on standard equipment.

      Talking Book players have also been sold internationally under similar programs in Canada, New Zealand, and Australia. There is also a Talking Book line of products in digital format that has many of the same features and benefits as the tape format with the added advantage of instant access to specific pages and chapters. This line includes the Scholar(R), EzDaisy(R) and the Professor(TM) disc-based Talking Book products.

      Military/Aviation Communications. We design, manufacture, and market a broad line of Federal Aviation Administration ("FAA") certified aviation communication headsets, headphones, microphones, and intercoms to major commercial and commuter airlines, and private pilots. Our products hold Type Certification with major airframe manufacturers such as Boeing, Airbus, Cessna, and Gulfstream. Our advanced digital Active Noise Reduction technology provides us with a competitive advantage in several applications. In addition, we design, manufacture, and market military certified microphones, earphones, headsets, and acoustic components to military and original equipment manufacturer ("OEM") customers for critical military, security, and heavy industrial communication applications.

      Wireless Networking. We have been designing, manufacturing, and marketing antenna products for the past 45 years and are a leading manufacturer of antennas for Wi-Fi (802.11b, 802.11a, 802.11g) and other microwave and satellite frequencies. We supply antenna products to numerous market-leading OEMs including Cisco Systems, Proxim, General Electric, and General Dynamics, WISPs as well as to government and military customers. Over the past several years wireless local area networks ("WLAN") have gained strong popularity in a number of markets, including health care, education, manufacturing, retail, and warehousing. The WLAN provides businesses with a general-purpose connectivity alternative and/or an extension to existing wired networks within a building or campus.

      Land Mobile Communications. We produce a broad line of communication products such as headsets, ear-microphones, remote control radio dispatch consoles, voice-over-internet protocol ("VoIP") dispatch consoles, audio surveillance products, and microphones for the citizen's band ("CB") radio market. Primary customers include federal, state, and local public safety agencies, military organizations, and other markets such as utilities, railroads, and airlines. We believe we have an established reputation within these markets for providing high quality, reliable communication products, which is a key requirement for users.

      Audio and Wireless Education Products. We produce and distribute a broad line of communication products that enhance student and teacher performance in the classroom. Telex has developed a line of products that ensure clear, balanced sound distribution throughout the classroom environment where there are often high levels of background noise and poor building acoustics. For individual students with mild to profound hearing loss, Telex has developed a number of wireless assistive listening systems, such as auditory trainers and personal assistive listening devices that ensure that these students hear the instructor clearly. Auditory trainers allow the user to hear directly from a sound source, such as a teacher, via wireless FM transmitters. The advancement of technology has brought audiocassettes, digital CDs, DVDs and interactive computer programs into the classroom, requiring students to interact with multiple educational media and audio sources. Through innovation Telex has developed headsets and headphones that keep pace with technology, but remain practical for classroom use. We produce high quality listening centers, stereo and mono-headphones and a line of interactive headsets for use with software applications. All of these products were designed to withstand the normal "wear and tear" of daily use in the classroom.

INTERNATIONAL OPERATIONS

      We market our products in approximately 80 countries worldwide, which reduces our dependence on any single geographic market. We have substantial assets located outside of the United States and a substantial portion of our sales and earnings are attributable to operations conducted abroad. For the twelve months ended December 31, 2004, approximately 50% of our net revenue consisted of sales made outside the United States, predominantly in Western Europe and Asia. Unlike many of our competitors, which use independent foreign distributors that generally sell a variety of competing products, the majority of our foreign sales efforts are conducted through our foreign distribution subsidiaries. Although our international operations have generally been profitable in the past, our efforts to increase international sales may be adversely affected by, among other things, changes in foreign import restrictions and regulations, taxes, currency exchange rates, currency and monetary transfer restrictions and regulations, and economic and political changes in the foreign nations or regions where we are doing business.

      For the year ended December 31, 2004, our total net sales into each of our principal geographic regions were as follows:

            United States - $148.8 million,
            Europe - $84.7 million,
            Asia - $41.5 million, and
            Other regions - $21.8 million.

      See Note 12 to our Consolidated Financial Statements included elsewhere in this report for further information regarding our international operations.

PRODUCT DEVELOPMENT

      We believe that we are one of the most active developers of new products in our industry. We have several product development projects planned or currently in progress that are designed to yield new technological developments, including numerous applications of digital technology, which are intended to exploit the industry-wide transition from analog to digital processing. Other engineering and development projects are principally for design maintenance or to achieve product enhancements that have been requested by our customers. Both of these activities are important for sustaining our product lines. Because we produce a comprehensive range of products, we believe we have the capacity to integrate technologies from one product line into another product line, which ultimately leads to new products that are often less expensive, more feature rich, or otherwise more desirable.

      We have a history of technological innovation and strong product development and have introduced numerous technologies that are used throughout the audio industry, including constant directivity and variable intensity horns, manifold technology in loudspeaker systems, the application of neodymium in loudspeaker systems and microphone magnets, and titanium in compression driver diaphragms. In our Audio and Wireless Technology segment we also have a strong history of technological innovation and product development in a number of technologies including digital active noise reduction (ANR), electret microphone technology, voice-over-internet protocol and digital audio processing.

      We have also implemented a number of strategic initiatives to identify new market opportunities and to reduce our product development cycle in order to facilitate the timely introduction of new and enhanced products. We maintain close relationships with our institutional customers to develop products that meet their requirements. We believe this has enabled us to design new products offering enhanced features, product quality and reliability, and lower product costs.

      For the year ended December 31, 2004, the one-month period ended December 31, 2003, the eleven-month period ended November 30, 2003 and the year ended December 31, 2002, our engineering expenses for product development were $15.4 million, $1.2 million, $12.9 million, and $12.4 million, respectively.

MANUFACTURING

      We manufacture most of the products we sell, including the active acoustic components contained in those products, in our facilities located in the United States, Mexico, Germany and United Kingdom. Our manufacturing processes are substantially integrated and, in addition to the assembly-only processes typically found among our competitors, include surface mount and printed circuit board assembly, plastic injection molding, transformer and coil winding, sheet metal stamping and forming, metal machining, cabinet fabrication, and painting. We purchase certain electrical components, magnets, wood products, and large plastic components.

      We believe that our integrated manufacturing capabilities are important factors in maintaining and improving the quality, performance, availability, and cost of our products and decreasing the time to market of our new product introductions. We also believe that we can respond more effectively to changing customer delivery and product feature requirements by doing the majority of our own manufacturing and that this gives us an advantage over many of our competitors. We continuously assess our manufacturing operations to control or reduce costs.

      We also sell a limited number of outsourced finished products under our brand names, including certain electronic products and loudspeaker systems, where low cost is essential. In addition, certain other non-Telex branded finished products are purchased to supplement the offerings of our distribution and marketing operations in Japan, Hong Kong, and France.

COMPETITION

      The markets within both the Professional Audio and Audio and Wireless Technology segments are highly competitive and fragmented. We face meaningful competition in both segments and in most of our product categories and markets. We believe that the key factors necessary to maintain our position in our markets are the recognition of our several key brand names, superior distribution networks, large customer base, and large number of products, together with our extensive experience in designing safe and reliable products, dealing with regulatory agencies, and servicing and repairing our products.

      While many of our current competitors are generally smaller than we are, certain of our competitors are substantially larger and have greater financial resources. We believe that our major competitor in providing a full line of professional audio products is Harman International Industries, Incorporated, one of whose three segments competes in the professional audio products market. Sony Corporation is our only significant competitor in the digital audio duplication market.

PATENTS, TRADEMARKS AND LICENSES

      Among our significant assets are our intellectual property rights. We rely on a combination of copyright, trademark, and patent laws to protect these assets and, to a significant degree, on protection of our trade secrets through confidentiality procedures and contractual provisions that may afford more limited legal protections.

      We own several trademarks in the United States and various foreign countries, including:

- Audiocom(R)        - Midas(R)          - Klark-Teknik(R)      - ClassMate(R)

- Electro-Voice(R)   - Dynacord(R)       - EV(R)                - Road King(R)

- Telex(R)

      A number of our trademarks are identified with and important to the sale and marketing of our products in both of our business segments. Our operations are not dependent upon any single trademark other than the Telex and Electro-Voice trademarks.

      We have not registered our trademarks in all foreign jurisdictions in which we do business, although we believe that our most significant trademarks have been registered in many foreign jurisdictions where sales of our products under those trademarks are strong. We are aware that, in certain foreign jurisdictions, unaffiliated third parties have applied for and/or obtained registrations for marks that are similar to marks owned or used by us for products similar to ours. In certain instances we have filed formal oppositions to such applications for registration. In light of this and because many foreign jurisdictions operate on a "first-to-file" basis for registrations of intellectual property, we may be prohibited from registering our trademarks in certain foreign countries and in some cases be prohibited from selling our products in certain countries under the same trademarks, and our business may be materially adversely affected by such prohibition.

      Our operations are not dependent to any significant extent on any single or related group of patents, licenses, franchises, or concessions. We believe our most significant patents are patents relating to time division multiplex digital matrix intercom systems and the design of our EVID surface-mount loudspeakers, which expire in 2014 and 2016, respectively. We also own a number of patents related to the design and manufacture of several of our other products, including speakers, headsets, headphones, boom-mounted microphones, various transducer devices, multiple-band directional antennas, and certain intercom-related devices. We have not registered our patents in all foreign jurisdictions in which we do business, and attempts at registration in such foreign jurisdictions may not be possible or successful. We do not believe that the expiration of any of our patents or absence of patent protection in foreign jurisdictions will have a material adverse effect on our financial condition or results of operations. We do not believe that any of our products currently infringes upon the proprietary rights of third parties in any material respect.

SUPPLIERS

      Our extensive vertical integration enables us to manufacture many of the parts for our products internally. We believe that this gives us a competitive advantage in controlling quality and ensuring timely availability of parts. We purchase raw materials, assemblies and components for our products from a variety of suppliers and also purchase products from OEMs for resale. No single supplier accounts for ten percent or more of our total cost of supplies.

      We have several sole-source suppliers. Although we believe that with adequate notice we can secure, if necessary, alternate suppliers, our inability to do so could result in increased development costs and product shipment delays.

BACKLOG

      As is the case with other companies in our businesses, backlog is not necessarily a meaningful indicator of the condition of the business since we typically receive and ship orders representing a major portion of our quarterly non-contract revenues in the current quarter. As of December 31, 2004, we had a backlog of approximately $31.0 million compared to approximately $27.8 million as of December 31, 2003.

ENVIRONMENTAL MATTERS

      Our operations are subject to extensive and changing U.S. federal, state, local and foreign environmental laws and regulations, including, but not limited to, laws and regulations that impose liability on responsible parties to remediate, or contribute to the costs of remediating, currently or formerly owned or leased sites or other sites where solid or hazardous wastes or substances were disposed of or released into the environment. These remediation requirements may be imposed without regard to fault or legality at the time of disposal or release. Although we believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to our facilities or operations.

      Our site in Buchanan, Michigan, formerly owned by Mark IV Industries, Inc., has been designated a Superfund site under the federal Comprehensive Environmental Response, Compensation and Liability Act, and we are a responsible party, under Tennessee law, at two other sites that we acquired from Mark IV. Mark IV has agreed to indemnify us for specified contamination at the Michigan site and for the future monitoring and remediation of soil and/or groundwater required at the Tennessee sites. There may be currently unidentified areas of contamination at the Buchanan site that are not covered by the Mark IV indemnity and for which we would be financially responsible if remediation were required. This site is currently being held for sale and not in use.

      We are party to a 1988 Consent Decree with the Nebraska Department of Environmental Quality (NDEQ) relating to the cleanup of hazardous waste at our Lincoln, Nebraska facility. In December 1997, we entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency (U.S. EPA) under the Resource Conservation and Recovery Act (RCRA) to further investigate and remediate contaminants at the Lincoln facility and an adjacent property (Lincoln site). We have reached agreement with the NDEQ on a remediation plan regarding future monitoring and remediation of contamination at the Lincoln site and do not believe that the costs related to our responsibilities will result in a material adverse effect on our results of operations or financial condition. Through December 31, 2004, we had accrued approximately $2.0 million over the life of the project for anticipated costs to be incurred for the Lincoln site cleanup activities, of which approximately $1.7 million has been paid. See Note 11 to our Consolidated Financial Statements included elsewhere in this report.

      We cannot assure you that our estimated environmental accruals, which we believe to be reasonable, will cover in full the actual amounts of environmental obligations we incur, that Mark IV will pay in full the indemnified environmental liabilities when they are incurred, that new or existing environmental laws will not affect us in currently unforeseen ways, or that our present or future activities will not result in additional environmentally related expenditures. However, we believe that compliance with U.S. federal, state, local and foreign environmental protection laws and provisions should have no material adverse effect on our results of operations or financial condition.

EMPLOYEES

      As of December 31, 2004, we employed 1,838 persons worldwide, of which 1,768 were full-time employees.

AVAILABLE INFORMATION

      We are subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act). We therefore file periodic reports and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street NW, Washington D.C. 20549 or by calling the SEC at (800) SEC-0330. In addition the SEC maintains a website (www.sec.gov) that contains reports, proxy information statements and other information regarding issuers that file electronically.

ITEM 2.   PROPERTIES

      Our principal manufacturing, sales, administrative, product development, marketing, distribution, and service facilities are described in the table below. In addition, we have other sales facilities throughout the world. We believe that our plants and facilities are maintained in good condition and, except as noted below, are suitable and adequate for our present needs. Currently, our manufacturing plants are operating at an average of 75% of capacity based on a single shift.

                                                          SIZE
             LOCATION                 OWNED/LEASED    (SQUARE FEET)                     FACILITY TYPE(a)
             --------                 ------------    -------------                     ----------------
UNITED STATES:
Blue Earth, Minnesota.............       Owned           141,000       Manufacturing/Distribution
Burnsville, Minnesota.............       Leased          114,100       Corporate Headquarters/Marketing/Administration/
                                                                       Product Development/Sales
Glencoe, Minnesota................       Owned           135,000       Manufacturing/Distribution
Lincoln, Nebraska.................       Owned           118,000       Manufacturing/Distribution/Product Development/
                                                                       Sales
Morrilton, Arkansas...............       Owned           148,000       Manufacturing/Distribution

INTERNATIONAL:
Hermosillo, Sonora, Mexico........       Leased           32,500       Manufacturing
Hohenwarth, Germany...............       Leased           16,500       Manufacturing/Warehouse
Kidderminster, England............       Owned            35,800       Manufacturing/Sales/Marketing/Administration/
                                                                       Product Development/Service
Kowloon, Hong Kong................       Leased            5,700       Sales/Marketing/Administration/Distribution/Service
London, England...................       Leased           11,500       Sales/Marketing/Administration/Distribution/Service
Paris, France.....................       Leased            4,100       Sales/Marketing/Administration/Distribution/Service
Singapore.........................       Leased            6,800       Sales/Distribution/Service
Straubing, Germany................       Owned           132,000       Manufacturing/Sales/Marketing/Administration/
                                                                       Product Development/ Distribution/Service
Straubing, Germany................       Leased           11,000       Warehouse
Tokyo, Japan .....................       Leased           25,100       Sales/Marketing/Administration/Distribution/Service

(a) Our Morrilton, Arkansas, Kidderminster, England, and Hohenwarth, Germany facilities are dedicated to the Professional Audio business segment. All other facilities are used for both of our business segments.

      Our Glencoe, Minnesota, Kidderminster, England, and Hermosillo, Sonora, Mexico facilities have been certified under International Organization for Standards (ISO) 9002, and our Straubing, Germany facility has been certified under ISO 9001.

ITEM 3.   LEGAL PROCEEDINGS

      From time to time we are a party to various legal actions in the normal course of business. We believe that we are not currently a party in any litigation, which, if adversely determined, would have a material adverse effect on our financial condition or results of operations.

      For a discussion of certain environmental matters, see "Item 1. Business --Environmental Matters."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders of either Intermediate or Telex during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

      There is no established public trading market for Intermediate's equity interests or Telex's common stock. All of Intermediate's equity interests are owned by Old Telex, and all of Telex's outstanding common stock is owned by Intermediate.

      As of March 14, 2005 there were 43 holders of record of Old Telex common stock.

      Old Telex has not paid cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. Telex may from time to time pay cash dividends on its common stock to permit Intermediate to make required payments relating to its 13% senior subordinated discount notes and to pay for other operating expenses of Intermediate.

ITEM 6.   SELECTED FINANCIAL DATA

      The table below sets forth selected historical consolidated financial, operating and balance sheet data relating to Intermediate and Old Telex for each of the five fiscal years or periods ended December 31, 2004. The selected historical consolidated financial data as of December 31, 2004 and 2003 and for the year ended December 31, 2004, the one month ended December 31, 2003, eleven months ended November 30, 2003 and the year ended December 31, 2002 have been derived from the audited consolidated financial statements and notes thereto of Intermediate and Old Telex, appearing elsewhere in this report, which have been audited by Ernst & Young LLP, independent registered public accountants. The selected historical consolidated financial data as of December 31, 2000, 2001 and 2002 and the years ended December 31, 2000 and 2001 were derived from audited consolidated financial statements and notes thereto not included herein. You should read the information set forth below in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes included elsewhere in this report.

                                                             PREDECESSOR                                     SUCCESSOR
                                      -----------------------------------------------------------  --------------------------------
                                                                                    ELEVEN MONTHS    ONE MONTH        FISCAL YEAR
                                                                                        ENDED          ENDED             ENDED
                                          FISCAL YEAR ENDED DECEMBER 31,             NOVEMBER 30,   DECEMBER 31,     DECEMBER 31,
                                      ---------------------------------------       -------------  --------------  ----------------
                                          2000          2001          2002               2003           2003             2004
                                      ------------  ------------  -----------       -------------  --------------  ----------------
                                                                        (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales...........................  $ 328,855     $ 284,459     $   266,521         $  243,106   $   25,433       $   296,828
Cost of sales.......................    204,113       185,051         155,832            140,863       14,957           163,206
                                      ---------     ---------     -----------         ----------   ----------       -----------
Gross profit........................    124,742        99,408         110,689            102,243       10,476           133,622
Engineering.........................     14,098        12,736          12,424             12,947        1,224            15,423
Selling, general and
 administrative.....................     87,724        86,534          70,890             67,796        6,231            80,886
Restructuring charges...............      8,812(a)     11,475(a)          478                 --           --                --
Goodwill and asset impairment
 charges............................         --            --              --                 --           --             7,915(f)
Corporate charges...................      1,716         1,667             541                 --           --                --
Amortization of
 goodwill and other
 intangibles........................      2,223         2,156             120                 20            1                13
Pension curtailment gain............         --            --              --             (2,414)          --                --
                                      ---------     ---------     -----------         ----------   ----------       -----------
Operating income (loss).............     10,169       (15,160)         26,236             23,894        3,020            29,385
Interest expense....................    (38,374)      (38,173)        (26,563)           (26,897)      (2,589)          (27,346)
Other income........................     12,399(b)      1,111           2,727                529           85             1,124
Gain (loss) on early
 extinguishment of debt.............         --       115,897(c)           --                 --       (1,186)(e)            --
                                      ---------     ---------     -----------         ----------   ----------       -----------
(Loss) income before
 income taxes and cumulative
 effect of accounting
 change.............................    (15,806)       63,675           2,400             (2,474)        (670)            3,163
Provision for income taxes..........      2,175         2,685           2,618              3,585        1,171             8,544
                                      ---------     ---------     -----------         ----------   ----------       -----------
(Loss) income before cumulative
 effect of accounting change........    (17,981)       60,990            (218)            (6,059)      (1,841)           (5,381)
Cumulative effect of change
 in accounting......................         --            --         (29,863)(d)             --           --                --
                                      ---------     ---------     -----------         ----------   ----------       -----------
Net (loss) income...................  $ (17,981)    $  60,990     $   (30,081)        $   (6,059)  $   (1,841)      $    (5,381)
                                      =========     =========     ===========         ==========   ==========       ===========
FINANCIAL DATA:
EBITDA(g)...........................  $  23,624     $  (4,000)    $    32,716         $   29,506   $    3,502       $    43,368
Capital expenditures................  $  11,553     $   6,121     $     4,834         $    5,165   $      546       $     7,722
Cash provided by (used in)
 operating activities...............  $  11,853     $  (2,688)    $    18,964         $   15,289   $    5,631       $    13,724
Cash used in investing activities...  $  (8,321)    $  (5,601)    $       (42)        $   (3,841)  $     (546)      $    (5,163)
Cash (used in) provided by
 financing activities...............  $  (3,525)    $   8,775     $   (18,888)        $   (9,450)  $   (4,274)      $      (634)

                                                 DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                     2000          2001          2002          2003          2004
                                                 ------------  ------------  ------------  ------------  ------------
                                                                        (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...............................   $     7,448   $    27,059   $    42,851   $    63,158   $    79,769
Total assets..................................       223,730       187,601       157,878       171,128       180,020
Long term debt, less current maturities.......       279,186       147,430       154,630       187,629       197,065
Member/Shareholder's deficit..................      (175,429)      (39,974)      (68,008)      (68,374)      (72,491)

NOTES TO SELECTED FINANCIAL DATA

(a) Included in the restructuring charges for the year ended December 31, 2000 is a $4.3 million charge attributed to impairment of goodwill and fixed assets and for the year ended December 31, 2001 is a $7.4 million charge attributed to impairment of fixed assets. The remaining restructuring charge amounts of $4.5 million and $4.1 million for the years ended December 31, 2000 and 2001, respectively, are for severance, lease termination and other exit costs.

(b) Included in other income for 2000 is a $6.5 million one-time, up-front fee in lieu of future royalties, $2.1 million of cash proceeds from an insurance settlement, and a $1.0 million gain on the sale of a trademark.

(c) On November 21, 2001, Old Telex completed a debt restructuring, pursuant to which $224.5 million, or 99.8 % of the total, of its 10 1/2% and 11% senior subordinated notes were exchanged for senior subordinated discount notes due 2006 at a deemed issue price of $56.1 million, 5.0 million shares of Series B preferred stock, and warrants to purchase 1.7 million shares of Series B preferred stock or common stock, all issued by Old Telex. As part of this debt restructuring, Old Telex recorded $115.9 million of gain on early extinguishment of debt in its statement of operations and, for the senior subordinated notes exchanged by related parties, recorded the related $52.7 million of gain as contributed capital in the statement of shareholders' deficit.

(d) We performed an initial impairment review of our goodwill that was completed in the fourth quarter of 2002. The review resulted in an impairment loss of $29.9 million that has been accounted for as a cumulative effect of change in accounting in accordance with SFAS 142.

(e) We recognized a $1.2 million loss in the one-month period ended December 31, 2003 from the write-off of deferred financing costs and discounts associated with repaid debt instruments.

(f) We recognized a $7.9 million loss in 2004 from goodwill and asset impairment charges associated with our Germany electronics operating unit ($7.6 million) and our idle Buchanan, Michigan manufacturing facility ($0.3 million).

(g) EBITDA for each period is defined as income (loss) before cumulative effect of accounting change plus (i) income taxes, (ii) interest expense,
      (iii) depreciation and amortization, (iv) loss on early extinguishment of debt, (v) non-cash restructuring charges and (vi) goodwill and asset impairment charges, minus (vii) other income and (viii) gain on early extinguishment of debt. EBITDA is included because management believes it provides one measure by which to evaluate our ability to pay interest, repay debt, and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization expense, each of which can significantly affect our results of operations and liquidity and should be considered in evaluating our financial performance. EBITDA is not a measure of performance under generally accepted accounting principles in the United States. Moreover, EBITDA is not a standardized measure and may be calculated in a number of ways.

    The following table reconciles (loss) income before the cumulative effect of an accounting change to EBITDA:

                                                                     PREDECESSOR                               SUCCESSOR
                                                -----------------------------------------------------  --------------------------
                                                                                            ELEVEN
                                                                                            MONTHS      ONE MONTH    FISCAL YEAR
                                                    FISCAL YEAR ENDED DECEMBER 31,           ENDED         ENDED        ENDED
                                                --------------------------------------   NOVEMBER 30,  DECEMBER 31,  DECEMBER 31,
                                                   2000         2001          2002           2003          2003          2004
                                                ----------   ----------   ------------   ------------  ------------  ------------
                                                               (DOLLARS IN THOUSANDS)
(Loss) income before cumulative effect of
  accounting change...........................  $  (17,981)  $   60,990   $       (218)   $   (6,059)   $   (1,841)   $   (5,381)
Income taxes..................................       2,175        2,685          2,618         3,585         1,171         8,544
Interest expense..............................      38,374       38,173         26,563        26,897         2,589        27,346
Other income..................................     (12,399)      (1,111)        (2,727)         (529)          (85)       (1,124)
(Gain) loss on early extinguishment of debt...          --     (115,897)            --            --         1,186            --
Non-cash restructuring charges                       4,848        7,356             --            --            --            --
Goodwill and asset impairment charges.........          --           --             --            --            --         7,915
Depreciation and amortization.................      13,455       11,160          6,480         5,612           482         6,068
                                                ----------   ----------   ------------    ----------    ----------    ----------
  EBITDA......................................  $   28,472   $    3,356   $     32,716    $   29,506    $    3,502    $   43,368
                                                ==========   ==========   ============    ==========    ==========    ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this report, contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any such forward-looking statements involve known and unknown risks and uncertainties and our actual results may differ materially from those forward-looking statements. While made in good faith and with a reasonable basis in information currently available to management, we cannot assure you that such opinions or expectations will be achieved or accomplished. We do not undertake to update, revise or correct any of the forward-looking information contained in this report.

      The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect our future results and could cause results to differ materially from those expressed in such forward-looking statements:

            -     the timely development and market acceptance of new products;

            - the financial resources of competitors and the impact of competitive products and pricing;

            - changes in general and industry specific economic conditions on a national, regional, or international basis;

            - changes in laws and regulations, including changes in accounting standards;

            - the timing and success of the implementation of changes in our operations to effect cost savings;

            -     opportunities that may be presented to and pursued by us;

            - our financial resources, including our ability to access external sources of capital; and

            - such risks and uncertainties as are detailed from time to time in our reports and filings with the Securities and Exchange Commission.

      Management's Discussion and Analysis of Financial Condition and Results of Operations are provided solely with respect to Telex and its subsidiaries since substantially all of the Company's operations are conducted by Telex. However, Intermediate has outstanding additional debt securities. Accordingly, information with respect to interest expense of Intermediate is also provided herein. The discussion of liquidity and capital resources pertains to Telex and its consolidated subsidiaries. Telex and Intermediate were formed in connection with the November 19, 2003 restructuring of Old Telex's debt obligations. The term the "Company" throughout the remainder of this Management's Discussion and Analysis of Financial Condition and Results of Operations refers to Predecessor or New Telex for the relevant period(s).

      Financial information in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the twelve month period ended December 31, 2003 combines information for Telex for the one-month period ended December 31, 2003 and information for Old Telex for the eleven-month period ended November 30, 2003. Subsequent to November 2003, Old Telex is a holding company and has no business operations. The financial information is combined to provide a more meaningful presentation for the twelve-month period ended December 31, 2003. Historical financial information for the year ended December 31, 2002 was derived from the consolidated financial statements of Old Telex. The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

DESCRIPTION OF BUSINESS

      We are a worldwide industry leader in the design, manufacture, and marketing of audio and communications products and systems to commercial, professional, and industrial customers. Our product lines include sophisticated loudspeaker systems, wired and wireless intercom systems, mixing consoles, digital audio duplication products, amplifiers, wired and wireless microphones, military and aviation products, land mobile communication systems, wireless assistive listening systems and other related products. We have two business segments: Professional Audio and Audio and Wireless Technology. Financial information for our two business segments for the year ended December 31, 2004, the one-month period ended December 31, 2003, the eleven-month period ended November 30, 2003 and the year ended December 31, 2002 is set forth in Note 12 to our consolidated financial statements included elsewhere in this report.

      Over 50% of our sales are made internationally, in approximately 80 countries. We conduct our foreign sales through our foreign subsidiaries in Germany, the United Kingdom, Japan, Hong Kong, Singapore, and France, and we export products from our manufacturing locations in the United States, Germany, the United Kingdom and Mexico for sales through our independent distributors and dealers in other countries.

      Overall, our business is not subject to significant seasonal fluctuations. We do not believe that inflation has had a material impact on our financial position or results of operations during the past three years. We have generally been able to effect price increases equal to any inflationary increase in costs.

      We maintain assets and/or operations in a number of foreign jurisdictions, the most significant of which are Germany, the United Kingdom, Japan, Singapore, and Hong Kong. In addition, we conduct business in local currency in many countries, the most significant of which are Germany, the United Kingdom, Japan, Hong Kong, Singapore, Canada and France. Exposure to U.S. dollar/Euro and U.S. dollar/British pound exchange rate volatility is mitigated to some extent by our ability to source our production needs with existing manufacturing capacity in Germany and Great Britain, and the exposure to U.S. dollar/Japanese yen exchange rate volatility is to some extent mitigated by sourcing products denominated in yen from Japan or through contractual provisions in sales agreements with certain customers. Nevertheless, we have a direct and continuing exposure to both positive and negative foreign currency movements.

      We report foreign exchange gains or losses on transactions as part of other (income) expense. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included in "accumulated other comprehensive loss" as part of shareholder's deficit.

CRITICAL ACCOUNTING POLICIES

      This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with the accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments, which we evaluate on an ongoing basis, that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

      We have identified several accounting policies, discussed below, that are critical to our business operations and the understanding of our results of operations. For further discussion of accounting policies, see Note 1 to our Consolidated Financial Statements included elsewhere in this report.

      Revenue Recognition. We recognize revenue from product sales at the time of shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. We also offer customers certain rights to return products. We continuously monitor and track such product returns and record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive for known pending returns. While such returns have historically been within our expectations and provisions established, we cannot guarantee that our historical experience will continue.

      Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and consider adjustments to credit limits based upon payment history and the customer's current creditworthiness. We continuously monitor collections from customers and maintain a provision for estimated credit losses based on historical experience and any specifically identified collection issues. However, we cannot guarantee that we can accurately predict the future creditworthiness of our customers and, accordingly, accurately estimate credit losses on our accounts receivable.

      Inventories. Inventories are valued at lower-of-cost or market. We regularly review inventory quantities on hand and record a provision, charged to cost of sales, for excess and obsolete inventory based primarily on estimated demand for product and for production requirements, generally for the next 12 to 24 months. Demand for certain of our products can fluctuate significantly. In addition, some of our products are affected by technology changes and new product introductions that could result in an increase in the amount of excess and obsolete inventory quantities on hand. Additionally, our estimates of future forecasted product demand is impacted by revisions, cancellations and rescheduling of our order backlog. In that case, our provision for excess and obsolete inventory would be misstated. Therefore, any unanticipated decline in future demand or technological developments could have a significant impact on the value of our inventory and reported operating results.

      Determination of Functional Currencies for the Purpose of Consolidation. We have several foreign subsidiaries for which the local currency is the functional currency. These subsidiaries accounted for approximately 45% of our consolidated net sales for the year ended December 31, 2004, and 53% of our consolidated assets and 23% of our consolidated liabilities at December 31, 2004.

      Under the relevant accounting standards, we have determined the functional currency to be the local currency for all of our international subsidiaries. In preparing our Consolidated Financial Statements, we are required to translate the foreign subsidiaries' financial statements from their respective local currencies into United States dollars. This process results in translation gains and losses that are included in shareholder's deficit as a component of "accumulated other comprehensive loss." The magnitude of the translation gains and losses is dependent upon the movement in the exchange rates of the foreign currencies of our subsidiaries against the United States dollar. The foreign currencies of our subsidiaries for which the local currency is the functional currency include the Euro, the Great Britain pound, the Japanese yen, the Singapore dollar, and the Hong Kong dollar. Any future translation gains or losses could be higher than those recorded in prior years because of the unpredictability of the movement in exchange rates.

      If a subsidiary were disposed of, any cumulative translation adjustment would be realized in the statement of operations.

      Valuation of Long-Lived and Intangible Assets and Goodwill. We have identifiable intangibles and long-lived assets. We assess the impairment of those assets annually or more frequently whenever events and circumstances trigger an impairment review. We record impairment loss on these assets when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The cash flow estimates are based on historical results adjusted to reflect the best estimate of future market and operating conditions. Because of the unpredictability of future market and operating conditions, there is no guarantee that we will not have to record impairment charges in the future.

      We have business unit level goodwill that we amortized until December 31, 2001. Effective with the beginning of 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and stopped amortizing our goodwill. We performed an initial impairment review of our goodwill that was completed in the fourth quarter of 2002. The review resulted in an impairment loss of $29.9 million that has been accounted for as a cumulative effect of change in accounting in accordance with SFAS 142. We perform annual impairment reviews at the beginning of our fourth quarter. The annual review for 2004 did indicate an additional impairment of goodwill in our Professional Audio business segment and a $7.6 million charge was taken. Further information on this charge is set forth in Note 6 to our consolidated financial statements included elsewhere in this report. The annual review for 2003 and 2002 did not indicate any additional goodwill impairment.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage relationship of certain items in our consolidated statements of operations to net sales. The 2003 period combines the results of Telex for the one-month period ended December 31, 2003 and the results of Old Telex for the eleven-month period ended November 30, 2003.

                                                                          PERCENTAGE OF NET SALES
                                                                       ------------------------------
                                                                                   TWELVE-
                                                                                    MONTH
                                                                         YEAR      PERIOD      YEAR
                                                                        ENDED       ENDED     ENDED
                                                                       DECEMBER   DECEMBER   DECEMBER
                                                                          31,        31,        31,
                                                                         2004       2003       2002
                                                                       --------   --------   --------
Net Sales:
  Professional Audio................................................     81.0%      77.8%      75.6%
  Audio and Wireless Technology.....................................     19.0       22.2       24.4
                                                                        -----      -----      -----

Total net sales.....................................................    100.0%     100.0%     100.0%
                                                                        -----      -----      -----
Total gross profit..................................................     45.0%      42.0%      41.5%
Operating expenses..................................................     35.1       31.9       31.7
                                                                        -----      -----      -----
Operating income....................................................      9.9%      10.1%       9.8%
                                                                        =====      =====      =====
Income (loss) before cumulative effect of a change in accounting....      1.8%      (2.5)%     (0.1)%
                                                                        =====      =====      =====
Cumulative effect of change in accounting...........................       --%        --%     (11.2)%
                                                                        =====      =====      =====

Net income (loss)...................................................      1.8%      (2.5)%    (11.3)%
                                                                        =====      =====      =====

YEAR ENDED DECEMBER 31, 2004 COMPARED TO TWELVE-MONTH PERIOD ENDED DECEMBER 31, 2003

      Net Sales. Our net sales increased 10.5%, or $28.3 million, from $268.5 million in 2003 to $296.8 million in 2004. Approximately $10.4 million, or 3.8% of the 2004 increase resulted from stronger foreign currencies compared to the U.S. dollar. Sales in our Professional Audio segment increased in 2004 while sales in our Audio and Wireless Technology segment declined slightly. We experienced higher sales in all of our geographic marketplaces as the professional audio marketplace experienced increased customer purchasing activity and new products we introduced in 2004 were well received. Sales in the Audio and Wireless Technology segment declined principally due to lower sales of our cassette products in the digital audio duplication marketplace.

      Net sales in our Professional Audio segment increased $31.5 million, or 15.1%, from $209.0 million in 2003 to $240.5 million in 2004. The increase is attributable primarily to new product sales and higher sales of consoles, intercoms and speakers as customers continued to make upgrades to their equipment.

      Net sales in our Audio and Wireless Technology segment decreased $3.2 million, or 5.7%, from $59.5 million in 2003 to $56.3 million in 2004. The decrease for 2004 compared to 2003 is primarily from lower digital duplication product sales that were offset somewhat by higher sales of products to the aviation and transportation marketplaces and to governmental agencies as they are upgrading their communications equipment.

      Gross Profit. Our gross profit increased $20.9 million, or 18.5%, from $112.7 million in 2003 to $133.6 million in 2003. As a percentage of sales, the gross margin rate of 45.0% for 2004, an increase from 42.0% for 2003. Included in the 2003 period are impairment charges of $1.4 million for inventories and fixed assets associated with the discontinuance of our computer audio product line. Excluding these charges, gross margin as a percentage of net sales for 2003 would have been 42.5%. The increase in the gross margin rate for 2004 over 2003, excluding the charges, is attributable mainly to increased sales of higher margin products and improved manufacturing efficiencies.

      The gross margin rate for our Professional Audio segment increased from 43.2% for 2003 to 45.1% for 2004. The increase in the gross margin rate for 2004 over 2003, excluding the impairment charges, is attributable primarily to the sale of high-margin products and continued manufacturing efficiencies.

      The gross margin rate for our Audio and Wireless Technology segment increased from 37.6% in 2003 to 44.7% for 2004. The gross margin rate for 2003, excluding impairment charges discussed previously, was 40.0%. The increase in the gross margin rate for 2004 over the 2003 period is attributable primarily to increased sales of higher-margin products.

      Engineering. Our engineering expenses increased $1.2 million, or 8.5%, from $14.2 million in 2003 to $15.4 million in 2004. We continue to invest in new product development across all of our business segments and recently have focused more effort in our Professional Audio segment.

      Selling, General and Administrative. Selling, general and administrative expenses increased $7.0 million, or 9.5%, from $73.9 million in 2003 to $80.9 million in 2004. Our 2004 expense increase over 2003 is primarily due to higher selling and marketing expenses associated with the increased sales levels we have experienced. We invested in additional sales and marketing personnel in 2004 to penetrate new markets and to introduce certain product offerings into new geographic regions. In addition, some of the increase results from higher expenses when the stronger foreign currencies are converted to U.S. dollars.

      Goodwill and asset impairment charges. We recorded a goodwill impairment charge of $7.6 million associated with our Germany electronics operating unit within the Professional Audio segment, in accordance with SFAS 142, as part of our annual impairment evaluation performed in the fourth quarter of 2004. This impairment charge, which is non-deductible for income tax purposes, adjusted the carrying value of the operating unit's goodwill to its implied fair value. In 2004, the operating unit experienced a decline in operating performance compared to prior year results and budgeted 2004 results. Additionally, we have forecasted similar operating results for 2005. No goodwill impairment was indicated for other operating units.

      We also recorded an asset impairment charge of $0.3 million, which represents the amount by which the carrying value exceeds fair value, less cost to sell. The charge is associated with an idle manufacturing facility in the U.S. that we have been actively marketing and monitoring the recoverability of the asset. In the fourth quarter of 2004, we updated our evaluation of the recoverability of the asset and recorded an impairment charge in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 144").

      Pension Curtailment Gain. We recorded a pension curtailment gain of $2.4 million in 2003 resulting from our decision to freeze certain future pension plan benefits effective June 30, 2003. Our decision resulted in recognition of previously unrecognized prior service benefits in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88").

      Interest Expense. Interest expense for Telex decreased from $28.3 million in 2003 to $16.6 million in 2004. Interest expense decreased primarily because of the November 2003 debt restructuring that resulted in Telex having lower outstanding indebtedness compared to Old Telex. Components of 2004 interest expense include $14.4 million associated with the $125 million of 11-1/2% Senior Secured Notes issued in 2003, $1.4 million of amortization of deferred financing costs and $0.8 million of foreign interest expense.

      INTERMEDIATE INCREMENTAL INTEREST EXPENSE

      Incremental interest expense was $10.7 million in 2004 and includes $9.8 million of pay-in-kind interest associated with our 13% Senior Subordinated Discount Notes, $0.8 million of cash paid interest on the 13% Senior Subordinated Discount Notes, and $0.1 million of amortization of deferred financing costs. Holders of the 13% Senior Subordinated Discount Notes receive cash interest payments of 1% per annum, paid semi-annually, on the accreted value of the notes, which accrete at a rate of 12% per annum. A significant portion of Intermediate interest expense for 2004 and 2003 was non-cash although this declined substantially in 2004. Non-cash interest expense in 2004 was $9.8 million compared to $20.1 million in 2003.

      Other Income. Other income increased from $0.6 million in 2003 to $1.1 million in 2004. The significant components of other income in 2004 were a $0.4 million gain on foreign exchange, a $0.3 million gain on the sale of our Australian subsidiary and $0.4 million from amortization of deferred revenue for a patent license fee, trademark license fee and non-compete agreement associated with the sale of our hearing instrument product lines in 2002. The amortization of the patent fee deferred revenue will continue in 2005. The significant components of other income in 2003 were a gain of $0.3 million from the sale of production assets related to the shutdown of certain manufacturing facilities and $0.4 million of amortization of deferred revenue for a patent license fee, trademark license fee, and non-compete agreement associated with the 2002 sale of our hearing instrument product lines.

      Loss on Early Extinguishment of Debt. We recorded a $1.2 million loss in 2003 resulting from early extinguishment of debt. We completed our debt restructuring in November 2003 pursuant to which Telex issued $125.0 million of 11 1/2% Senior Secured Notes, with the proceeds used to repay existing debt of Old Telex. The loss results primarily from the write-off of deferred financing costs and discounts associated with the repaid debt instruments.

      Income Taxes. Intermediate and Telex file a consolidated U.S. tax return with Old Telex. The tax provision recorded by Telex is calculated on a separate company basis under a tax sharing agreement with Old Telex. Income taxes were $8.5 million in 2004, and our effective tax rate, excluding the non-deductible goodwill and asset impairment charges, was 39.1%. Income taxes include a $0.4 million expense recognized for additional income taxes for our Germany subsidiary related to an audit of the 2002 tax year. Income taxes were $4.8 million in 2003. The effective tax rate is not meaningful because a tax benefit has not been recorded on the pretax loss in the United States. The tax provision recorded relates only to the countries in which we are profitable. The income tax expense increase in 2004 compared to 2003 is associated with an increase in both our U.S and foreign subsidiary taxable income.

      As of December 31, 2004, we have a reserve of $3.7 million included in income taxes payable for tax liability, penalties, and accrued interest (as of the settlement date) related to a dispute for taxable years 1990 through 1995. We have agreed with the Internal Revenue Service on the final amount of the tax liability to be paid and have been making monthly payments.

      We have established a net deferred tax valuation allowance of $8.0 million due to the uncertainty of the realization of future tax benefits. This amount relates primarily to U.S. deferred tax assets because of uncertainty regarding their realization. We have considered this factor in reaching our conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

TWELVE-MONTH PERIOD ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

      Net Sales. Our net sales increased 0.8%, or $2.0 million, from $266.5 million in 2002 to $268.5 million in 2003. Sales in our Professional Audio segment increased in 2003 while sales in our Audio and Wireless Technology segment declined. Our net sales strengthened in the last nine months of 2003 compared to the 2002 period as the U.S. professional audio marketplace experienced higher spending and increased concert tour activity and the European marketplaces experienced higher sales as customers resumed higher purchasing activity after the first quarter of 2003. The overall increase is attributable primarily to higher sales of Professional Audio electronics and loudspeaker products while sales in the Audio and Wireless Technology segment declined due to the discontinuance of sales of computer audio products, which occurred in the second quarter of 2003, and continued sluggishness in the education and digital duplication markets. Our net sales, excluding the impact of the discontinued products, increased approximately 2% for 2003 compared to 2002.

      Net sales in our Professional Audio segment increased $7.5 million, or 3.7%, from $201.5 million in 2002 to $209.0 million in 2003. The increase is attributable primarily to higher sales of our loudspeaker and electronics product lines that offset a decline in sales of our microphone products. U.S. net sales increased starting with the second quarter of 2003 and continued strong throughout the remainder of 2003 as the U.S. professional audio marketplace rebounded from slow economic activity in the first quarter of 2003. The Asian marketplace experienced higher sales in the second half of 2003 as the SARS epidemic subsided. The European marketplace also had higher sales; however, this increase was mainly driven by the strength of foreign currencies relative to the US dollar.

      Net sales for our Audio and Wireless Technology segment decreased $5.5 million, or 8.5%, from $65.0 million in 2002 to $59.5 million in 2003. Net sales, excluding sales of computer audio products in both periods and discontinued hearing instruments products in 2002, decreased approximately 4%. The decline in net sales, after excluding the computer audio and hearing instruments products, is attributable primarily to the slowdown in the education and digital duplication markets, in part due to decreased government spending.

      Gross Profit. Our gross profit increased $2.0 million, or 1.8%, from $110.7 million in 2002 to $112.7 million in 2003. As a percentage of net sales, the gross margin rate increased to 42.0% for 2003 compared to 41.5% for 2002. Included in the 2003 period are impairment charges of $1.4 million for inventories and fixed assets associated with the discontinuance of our computer audio product line. Excluding these charges, gross margin as a percentage of net sales increased to 42.5%. The increase in the gross margin rate for 2003 over 2002, excluding the charges, is attributable mainly to increased sales of high-margin products, improved manufacturing efficiencies, and lower operating costs resulting from restructuring measures implemented in 2001 and 2002.

      The gross margin rate for our Professional Audio segment increased from 41.5% for 2002 to 43.2% for 2003. The increase in the gross margin rate for 2003 over 2002 is attributable primarily to increased sales of high-margin products and the continued benefits of restructuring measures implemented in 2001 and 2002.

      The gross margin rate for our Audio and Wireless Technology segment decreased from 41.7% in 2002 to 37.6% for 2003. The gross margin rate for 2003, excluding the impairment charges discussed above, was 40.0%. The decrease in the gross margin rate for 2003 over the 2002 period is attributable primarily to lower sales of high-margin products and to manufacturing inefficiencies.

      Engineering. Our engineering expenses increased $1.8 million, or 14.5%, from $12.4 million in 2002 to $14.2 million in 2003. The increase in spending for the 2003 period compared to the 2002 period is attributed primarily to spending associated with new product development in the Professional Audio segment. New products associated with the increased spending were introduced throughout 2003 and in the first quarter of 2004.

      Selling, General and Administrative. Selling, general and administrative expenses increased $3.0 million, or 4.2%, from $70.9 million in 2002 to $73.9 million in 2003. The increase in expenses in 2003 is attributed mainly to a legal settlement and associated legal fees and to slightly higher selling and marketing costs. We implemented cost controls in early 2003 as a result of the slowdown in our sales in the first three months of 2003. The selling, general and administrative expenses, as a percentage of net sales, declined in the last nine months of 2003 when compared to the first three months of 2003 and were similar to spending levels for the last nine months of 2002.

      Corporate Charges. Corporate charges of $0.5 million were recorded for 2002. The charges represented fees incurred for consulting and management services provided by GSCP(NJ), L.P. ("GSC") under a consulting and management services agreement that expired in May 2002 and was not renewed.

      Amortization of Other Intangibles. We recorded amortization expense of approximately $21,000 and $120,000 for 2003 and 2002, respectively, related to identifiable intangible assets having definite lives.

      Restructuring Charges. In 2002, we recorded a pre-tax restructuring charge of $0.5 million related to the costs of settlement and curtailment of our pension obligations in accordance with SFAS 88. In 2002 lump sum cash payments were made to former employees whose positions were terminated as part of the restructuring measures announced in 2001. The payments resulted in a partial settlement under SFAS 88 in 2002. The resulting charge could not be estimated as a cost in 2001 because the number of participants taking lump sum settlements could not be measured.

      Pension Curtailment Gain. We recorded a pension curtailment gain of $2.4 million in 2003 resulting from our decision to freeze certain future pension plan benefits effective June 30, 2003. Our decision resulted in recognition of previously unrecognized prior service benefits in accordance with SFAS 88.

      Interest Expense. Interest expense increased from $26.6 million in 2002 to $28.3 million in 2003. Included in interest expense is $19.0 million and $17.0 million of pay-in-kind interest expense for 2003 and 2002, respectively. Interest expense increased primarily because of the higher pay-in-kind interest expense that offset the benefits of lower average outstanding indebtedness and lower average interest rates on non-pay-in-kind debt.

      INCREMENTAL INTERMEDIATE INTEREST EXPENSE

      Intermediate was formed in December 2003 and had incremental interest expense of $1.2 million, comprised of $1.1 million of pay-in-kind interest associated with our 13% Senior Subordinated Discount Notes and $0.1 million of accrued interest on the 13% Senior Subordinated Discount Notes related to the cash paid interest portion. Holders of the 13% Senior Subordinated Discount Notes receive cash interest payments of 1% per annum, paid semi-annually, on the accreted value of the notes, which accrete at a rate of 12% per annum.

      Other Income. Other income decreased from $2.7 million in 2002 to $0.6 million in 2003. The significant components of other income in 2003 were a gain of $0.3 million from the sale of production assets related to the shutdown of certain manufacturing facilities and $0.4 million from amortization of deferred revenue for a patent license fee, trademark license fee and non-compete agreement associated with the sale of the hearing instrument product line in 2002. The significant components of other income in 2002 were a gain of $0.9 million from the sale of the hearing instrument product line, $0.4 million from amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the sale of the hearing instrument product line, and a gain of $1.3 million from the sale of production assets related to the shutdown of certain manufacturing facilities.

      Loss on Early Extinguishment of Debt. We recorded a $1.2 million loss in 2003 resulting from early extinguishment of debt. We completed a debt restructuring pursuant to which Telex issued $125.0 million of 11 1/2% Senior Secured Notes, with the proceeds used to repay existing debt of Old Telex. The loss results primarily from the write-off of deferred financing costs and discounts associated with the repaid debt instruments.

      Income Taxes. Our effective tax rate for the years 2003 and 2002 is not meaningful because a tax benefit has not been recorded on the pretax loss in the United States. The tax provision recorded relates only to the countries in which we are profitable. Income tax expense increased to $4.8 million in 2003 from $2.6 million in 2002. The change was mainly associated with an increase in our foreign subsidiary taxable income.

      Cumulative Effect of a Change in Accounting. We recorded a charge of $29.9 million in 2002 related to the impairment of our Professional Audio segment goodwill as a cumulative effect of a change in accounting in accordance with SFAS 142.

LIQUIDITY AND CAPITAL RESOURCES

      The following discussion about liquidity and capital resources pertains to Telex and its consolidated subsidiaries.

      Our cash and cash equivalents balance of $15.0 million at December 31, 2004 was significantly higher than our balance of $6.7 million at December 31, 2003. Our cash provided from operations of $13.7 million and the $2.3 million generated from the sale of our Australian subsidiary was offset principally by $7.7 million of net cash used for capital expenditures in 2004 and $0.6 million for financing activities. For the year ended December 31, 2003 our cash and cash equivalents increased from $3.4 million at December 31, 2002 to $6.7 million at December 31, 2003. Our cash provided from operations of $21.0 million and the $1.2 million generated from the sales of idle production assets were offset somewhat by $13.8 million of net cash used for financing activities and $5.7 million for capital expenditures in 2003.

      Operating Activities. Our net cash provided by operating activities was $13.7 million for 2004 compared to $21.0 million for 2003. The $7.3 million decrease is mainly due to increases in our operating assets. In 2004, net cash provided by operating activities was comprised of net loss of $5.4 million adjusted for non-cash items of $15.7 million and net cash consumed from changes in operating assets and liabilities of $7.4 million. Included in non-cash items were $16.0 million of charges that reduced our net income, consisting mainly of goodwill and asset impairment charges, depreciation and amortization, and amortization of deferred financing costs. Offsetting the non-cash charges was a $0.3 million gain from the sale of assets. Changes in net cash used in operating assets and liabilities were mainly due to increases in inventories and accounts receivable offset by an increase in other long-term assets and long-term liabilities.

      Our accounts receivable of $50.2 million as of December 31, 2004 increased $2.7 million from $47.5 million at December 31, 2003. Excluding the impact of foreign currency exchange rate movements and the sale of our Australian subsidiary, our accounts receivable balance increased $2.3 million from December 31, 2003. Sales increased $5.2 million in the fourth quarter of 2004 compared to the fourth quarter of 2003 which, when combined with strong collection activity, contributed to the higher December 31, 2004 accounts receivable balance.

      Our inventories of $52.6 million as of December 31, 2004 increased $6.2 million from $46.0 million at December 31, 2003. Excluding the impact of foreign currency exchange rate movements and the sale of our Australian subsidiary, our inventories increased $5.7 million from December 31, 2003. The increase was principally from raw materials, which are $5.1 million higher than year ago levels. We maintained similar levels of finished goods from year to year and expect to reduce inventory levels in 2005 as we continue to concentrate on our lean manufacturing and make to order initiatives.

      Investing Activities. Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machinery and tooling, update certain manufacturing processes, update information systems and improve efficiency. Our net cash used for investing activities was $5.2 million for 2004 compared to $4.4 million for 2003. Cash was used during each period primarily for capital expenditures, which amounted to $7.7 million and $5.7 million in 2004 and 2003, respectively. Capital expenditures in 2004 related primarily to information technology investments. We are improving our global infrastructure and our U.S. based operating system is being expanded to foreign locations. This spending was partially offset by the receipt of $2.3 million in proceeds from the sale of our Australian subsidiary. Capital expenditures in 2003 were largely for information technology investments. This spending was partially offset by the receipt of $1.2 million in proceeds from the sales of idle production assets. We anticipate that our capital expenditures for 2005 will be in the range of $9.0 million to $11.0 million.

      Financing Activities. Net cash used in financing activities was $0.6 million and $13.7 million for 2004 and 2003, respectively. During the 2004 period, we repaid $0.4 million of long-term debt and borrowed $1.0 million on our foreign working capital lines. In 2003 we repaid $131.8 million of revolving lines of credit and long-term debt. We repaid this debt from net proceeds of the issuance of $125.0 million principal amount of 11 -1/2% Senior Secured Notes and cash generated from operating activities. In 2004 and 2003 we incurred deferred financing costs of $0.3 million and $6.5 million, respectively. 2004 deferred financing cost activity was necessary to complete the requirements under our November 2003 debt restructuring. In 2004 and 2003 we paid dividends of $0.9 million and $0.5 million, respectively, to Intermediate.

      Indebtedness. Our consolidated indebtedness was $127.6 million at December 31, 2004. The debt consists of $125.0 million of 11 1/2% Senior Secured Notes ("Senior Secured Notes") due October 2008 and $2.6 million of other debt in the U.S., Germany and the United Kingdom. In conjunction with our restructuring we established a $15.0 million senior secured credit facility, subject to certain borrowing base limitations. The credit facility is secured by substantially all of our and our domestic subsidiaries' current and future assets, and a pledge of 65% of the voting stock and 100% of the non-voting stock of our first-tier foreign subsidiaries. The credit facility includes certain financial covenants. The credit facility was undrawn at December 31, 2004 and 2003. In addition, we have foreign working capital lines (with on demand repayment provisions), subject to certain limitations, of $12.8 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

      At December 31, 2004 we had borrowings of $1.0 million outstanding under our foreign working capital lines. The net availability, after deduction for open letters of credit and borrowing base limitations, under the credit facility and foreign working capital lines was $25.1 million. The effective interest rate under these credit facilities for the year ended December 31, 2004 was 6.3%.

      Pension Benefit Costs. We recorded pension income of approximately $0.5 million in 2004 primarily due to the decision to freeze future pension plan benefits effective June 30, 2003. The annual interest cost on the accumulated benefit obligations is less than the expected return on plan assets, which created income for 2004. Pension expense is estimated to be $0.2 million in 2005. During 2004 we made employer contributions to the pension plan of approximately $0.5 million and we expect to make contributions in 2005 and 2006 of approximately $1.2 million for the 2005 plan year.

      Future Cash Needs. Our primary future cash needs will be to fund working capital, capital expenditures and debt service obligations. Additionally, the ability of our direct parent, Intermediate, to make semiannual interest payments on its notes is dependent on our ability to generate sufficient cash flow to fulfill this obligation. We believe that our existing cash and cash flows from operations will be sufficient to meet our future cash needs. If we do not generate sufficient cash from operations to meet our cash needs, we may need to incur additional debt through borrowing under our senior secured credit facility or otherwise. Our ability to fund working capital, capital expenditures and debt service will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. Our senior secured credit facility and the indenture governing our notes impose, and any future indebtedness may impose, various restrictions and covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

      Telex's contractual obligations at December 31, 2004 consist of the following (in thousands):

                                                          PAYMENT DUE BY PERIOD
                                       ------------------------------------------------------------
                                                   LESS THAN                              MORE THAN
                                         TOTAL       1 YEAR     1-3 YEARS    3-5 YEARS     5 YEARS
                                       --------    ---------    ---------    ---------    ---------
Long-term debt ....................    $126,558     $    479     $    878     $125,201     $     --
Capital lease obligations .........          --
Operating lease obligations .......      11,026        2,978        4,338        2,795          915
Purchase obligations ..............          --
Other long-term liabilities .......      12,523           --           70          299       12,154
                                       --------     --------     --------     --------     --------
Total .............................    $150,107     $  3,457     $  5,286     $128,295     $ 13,069
                                       ========     ========     ========     ========     ========

Intermediate's $129.1 million of long-term debt matures in January 2009.

OFF-BALANCE SHEET ARRANGEMENTS

      As of December 31, 2004 the lease of our headquarters facility is a significant off-balance sheet arrangement. In 2000, we relocated our corporate headquarters to a facility leased from DRF 12000 Portland LLC (the LLC), an entity in which we have a 50% interest. We contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. Our allocable share of the LLC income is included as a component of other income in the accompanying consolidated statements of operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At December 31, 2004, the remaining balance on the mortgage was $6.6 million.

      Our annual lease payments to the LLC are $1.1 million for years 1 to 5 and $1.2 million for years 6 to 10. We may renew the lease at the end of the initial lease for three renewal terms of five years each. The lease has been classified as an operating lease and we record the lease obligations as rent expense.

      In January 2003 the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This was an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and addresses the consolidation of variable interest entities by businesses. We used the guidelines in FIN 46 to analyze our relationship with the LLC and concluded that the LLC is not a variable interest entity to us. Therefore, the current method of consolidation remains appropriate.

The LLC results of operations and our equity in earnings of the LLC were (in thousands):

                                              SUCCESSOR            PREDECESSOR
                                          -----------------     -----------------
                                           2004       2003       2003       2002
                                          ------     ------     ------     ------
Gross revenue ........................    $1,736     $  144     $1,584     $1,784
Costs and expenses ...................     1,464        123      1,358      1,548
                                          ------     ------     ------     ------
Net income ...........................    $  272     $   21     $  226     $  236
                                          ======     ======     ======     ======
Equity share in earnings of the LLC ..    $  136     $   10     $  113     $  118
                                          ======     ======     ======     ======

      Condensed balance sheet information for the LLC as of December 31 was (in thousands):

                                            2004         2003
                                          --------     -------
Current assets                            $     69     $   150
Noncurrent assets                            9,137       9,162
Current liabilities                            357         360
Noncurrent liabilities                       7,359       7,298

RISK FACTORS RELATING TO OUR BUSINESS

      The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that our management currently deems immaterial also may impair its business operations. If any of the risks described below were to occur, our business, financial condition, operating results and cash flows would be materially adversely affected.

WE OPERATE IN AN ENVIRONMENT IN WHICH PRODUCT INNOVATION AND CHANGING TECHNOLOGY ARE CRITICAL.

      Technological innovation and leadership are among the important factors in competing successfully in the professional audio and audio and wireless technology markets. Our future results will depend, in part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products that meet customer demands, including products utilizing digital technology, which are increasingly being introduced in many of our markets. The success of current and new product offerings is dependent on several factors, including proper identification of customer needs, technological development, research and development cost, timely completion and introduction, differentiation from offerings of our competitors, and market acceptance. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures. We may not be able to successfully identify and develop new products in a timely manner. Products or technologies developed by others may render our products obsolete or noncompetitive, and constraints on our financial resources may adversely affect our ability to develop and implement technological advances.

      Moreover, to the extent the pace of product obsolescence increases, disposing of inventories of obsolete products may result in reduced operating margins and materially adversely affect our earnings and results of operations.

WE OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT.

      The professional audio and audio and wireless technology markets are highly competitive and fragmented, and we face meaningful competition in most of our product categories and markets. While many of our current competitors are smaller than we are, some of our competitors are substantially larger and have greater financial resources than we do. As we develop new products and enter new markets we may encounter new competitors, and other manufacturers and suppliers who currently do not offer competing products may enter the markets in which we currently operate. Such new competitors may be larger, offer broader product lines, and have substantially greater financial and other resources than we do. Competition could negatively affect our pricing and gross margins. As a result, we may not be able to compete successfully in our current market or in new markets.

WE FACE CURRENCY AND OTHER RISKS ATTENDANT ON INTERNATIONAL OPERATIONS.

      Our efforts to increase international sales may be adversely affected by, among other things, changes in foreign import restrictions and regulations, taxes, currency exchange rates, currency and monetary transfer restrictions and regulations, and economic and political changes in the foreign nations in which our products are manufactured and/or sold. Although our international operations have generally been profitable in the past, one or more of these factors could have a material adverse effect on our financial position or results of operations in the future. In addition, we have not registered our trademarks and patents in all foreign jurisdictions in which we do business, and attempts at registration in such foreign jurisdictions may not be possible or successful. We are aware that, in certain foreign jurisdictions, unaffiliated third parties have applied for and/or obtained registrations for trademarks that are identical or similar to trademarks owned or used by us. In view of this and because many foreign jurisdictions operate on a "first-to-file" basis for registrations of intellectual property, we may be prohibited from registering our trademarks and patents in certain foreign countries and in some cases we may be prohibited from selling our products in certain countries, or at least from selling our products under the same trademarks in certain countries.

      We have substantial assets located outside of the United States, and a substantial portion of our sales and earnings are attributable to operations conducted abroad and to export sales, predominantly in Western Europe and Asia Pacific. Our international operations subject us to certain risks, including increased exposure to currency exchange rate fluctuations. We hedge a portion of our foreign currency exposure by incurring liabilities, including bank debt, denominated in the local currencies of those countries where our subsidiaries are located and manage our currency risk exposure on foreign currency denominated intercompany balances through forward foreign exchange contracts. Our international operations also subject us to certain other risks, including adverse political or economic developments in the foreign countries in which we conduct business, foreign governmental regulation, dividend restrictions, tariffs and potential adverse tax consequences, including payment of taxes in jurisdictions that have higher tax rates than the United States.

WE FACE RISKS ATTENDANT TO REGULATORY REQUIREMENTS.

      Changes in regulatory requirements may adversely impact our gross margins where we comply with such changes or reduce our ability to generate revenues if we are unable to comply.

      Our products must meet the requirements set by regulatory authorities in the numerous jurisdictions in which we sell them. As regulations and local laws change, we must modify our products to address those changes. Regulatory restrictions may increase the costs to design and manufacture our products, resulting in a decrease in demand for our products if the costs are passed along or a decrease in our margins. Compliance with regulatory restrictions may adversely affect the technical quality and capabilities of our products, reducing their marketability.

WE FACE RISKS ASSOCIATED WITH INTELLECTUAL PROPERTY RIGHTS.

      If we are unable to enforce or defend our ownership and use of our intellectual property, our business may decline. We seek to protect our intellectual property rights, but our actions may not adequately protect the rights covered by our patents, patent applications, trademarks and other proprietary rights, and prosecution of our claims could be time consuming and costly. A number of our trademarks are important to our business and we are dependent on two of our trademarks, namely the Telex(R) and Electro-Voice(R) marks. In addition, the intellectual property laws of some foreign countries do not protect our proprietary rights as do the laws of the U.S. Despite our efforts to protect our intellectual property or proprietary information, third parties may obtain, disclose or use our intellectual property or proprietary information without our authorization, or claim we infringe their proprietary rights, any of which could adversely affect our business. From time to time, third parties have alleged that we infringe their proprietary rights. These claims or similar future claims could subject us to significant liability for damages, result in the invalidation of our proprietary rights, limit our ability to use infringing intellectual property or force us to use alternative trademarks or obtain licenses to third-party technology rather than dispute the merits of any infringement claim. Even if we prevail, any associated litigation could be time-consuming and expensive and could result in the diversion of our time and resources.

WE MAY BE SUBJECT TO ENVIRONMENTAL LIABILITY.

      We are subject to various foreign, federal, state and local environmental protection, chemical control, and health and safety laws and regulations. We own and lease real property, and some environmental laws hold current or previous owners or operators of businesses and real property liable for contamination on or originating from that property, even if they did not know of or were not responsible for the contamination. The presence of hazardous substances on any of our properties or the failure to meet environmental regulatory requirements may materially adversely affect our ability to use the property as collateral for borrowing and may cause us to incur substantial remediation or compliance costs. If hazardous substances are released from or located on any of our properties, we could incur substantial liabilities through a private party personal injury or property damage claim or a claim by a governmental entity for other damages. If we incur material costs or liabilities in the future under environmental laws for any reason, our results of operations may be materially adversely affected. We are indemnified by the former owner of certain sites purchased by us against environmental liabilities that may result from these sites. We cannot assure you that the former owner will fulfill its indemnification obligations.

IF WE LOSE THE SERVICES OF KEY MEMBERS OF OUR MANAGEMENT, WE MAY NOT BE ABLE TO MANAGE OUR OPERATIONS AND IMPLEMENT OUR GROWTH STRATEGY EFFECTIVELY.

      Our future success depends, in large part, on the continued service of several key members of our management team, and some of our other key executives and officers and managers who possess significant expertise and knowledge of our business and markets. We do not maintain key man insurance on any of our officers or managers. Any loss or interruption of the services of these individuals could reduce our ability to effectively manage our operations and implement our strategy because we may not be able to find appropriate replacements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

      We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The counterparties to our financial instruments are major financial institutions.

      We do not enter into derivatives or other financial instruments for trading or speculative purposes.

EXCHANGE RATE SENSITIVITY ANALYSIS

      We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our exposure to changes in exchange rates. During 2004, we principally hedged transactions involving certain intercompany balances related primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in our statement of operations.

      At December 31, 2004, we had outstanding foreign forward exchange contracts with a notional amount of $15.2 million with a weighted average maturity of 43 days.

      At December 31, 2004, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $1.5 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

      For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value of the debt but do impact our earnings and cash flows, assuming other factors are held constant.

      At December 31, 2004, Telex had fixed rate debt of $125.7 million and an interest-free loan of $0.8 million. Holding all other variables constant, such as foreign exchange rates and debt levels, a one-percentage point decrease in interest rates would increase the unrealized fair market value of these debts by approximately $3.9 million. Intermediate had fixed rate debt of $71.0 million and a one-percentage point decrease in interest rates would increase the unrealized fair market value of this debt by approximately $2.6 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth immediately following the signatures page of this report and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of December 31, 2004. Based on that evaluation, our management, including the CEO and CFO, concluded (i) that our disclosure controls and procedures were effective as of the end of the period to ensure that the information that we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (ii) that the information that is required to be reported is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.

ITEM 9B.  OTHER INFORMATION

      None.

                                    PART III

      INFORMATION REQUIRED BY ITEMS 10-14 WITH RESPECT TO TELEX HAS BEEN OMITTED PURSUANT TO GENERAL INSTRUCTION I OF FORM 10-K. INFORMATION REQUIRED BY ITEMS 10-14 WITH RESPECT TO INTERMEDIATE IS DESCRIBED BELOW.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the name, age and position of individuals who are serving as directors and executive officers of Intermediate as of March 15, 2005. All officers and directors hold identical positions in Telex Communications Holdings, Inc and Telex. Unless otherwise indicated below, all dates refer to the dates when each officer and/or director was appointed or elected to such position with Telex Communications Holdings, Inc. Each such person was elected or appointed to the identical offices and/or directorships with respect to both Intermediate and Telex on November 19, 2003 upon the consummation of the debt restructuring. Intermediate is managed by a Board of Managers. References below to "Director" also refer to the substantially similar position of "Manager" at Intermediate.

NAME                           AGE                 POSITION
----                          ----  ------------------------------------------
Raymond V. Malpocher......     59   Chief Executive Officer and President,
                                    Director
Gregory W. Richter........     43   Vice President and Chief Financial Officer
Mathias von Heydekampf....     42   President, Worldwide Professional Audio
Thomas J. Kulikowski......     47   President, Audio and Wireless Technology
Ralph K. Strader..........     51   President, Intercom Systems Group
Kathleen A. Curran........     53   Vice President, Human Resources
Kristine L. Bruer.........     54   Vice President and General Counsel
Leigh P. Hart.............     44   Vice President, Finance
Terrence E. Martin........     48   Vice President, North American Operations
Brian P. Friedman.........     49   Chairman of the Board, Director
Keith W. Abell............     47   Director
Patrick J. Halloran.......     44   Director
Stuart B. Katz............     50   Director
Edgar S. Woolard, Jr......     70   Director

      Raymond V. Malpocher. Mr. Malpocher was appointed Chief Executive Officer and President in April 2003. Mr. Malpocher was most recently with Teleflex Incorporated from 1999 until 2002, where he served as head of its Marine/Industrial Division with the title of Group President. Prior to that, from 1995 to 1998, he was head of the Qualitrol Division of the Danaher Corporation with the title of Group Vice President.

      Gregory W. Richter. Mr. Richter joined us in September 1998 as Vice President and Treasurer. He became Vice President International -- ROW (Rest of World) in November 2000. While retaining these responsibilities, he was promoted to Chief Financial Officer and Secretary in February 2002. Effective October 2003, his duties for International -- ROW were redistributed to other employees.

      Mathias von Heydekampf. Mr. von Heydekampf joined us in February 1997 as Managing Director, Germany and for our subsidiary in France. From December 1999 to March 2001, he was President, Electronics business unit and Managing Director for Europe. He was promoted in March 2001 to the position of President, Worldwide Electronics/Europe and ROW. He was promoted in May 2002 to the position of President, Worldwide Professional Audio.

      Thomas J. Kulikowski. Mr. Kulikowski joined Telex in July 2003 as President, Audio and Wireless Technology Group. Prior to joining us, he served as Vice President of Marketing for the Marine/Industrial Division of Teleflex Incorporated since 2000. He previously held various product management, engineering management, and marketing roles with Air Products and Chemicals, Inc. from 1996 to 2000.

      Ralph K. Strader. Mr. Strader joined us in December 1993 as Engineering Manager, Intercom Products Group. Mr. Strader has held various product management positions and was promoted in October 2000 to the position of Vice President, Intercom Products. In January 2005 Mr. Strader was promoted to his current position of President, Intercom Systems Group.

      Kathleen A. Curran. Ms. Curran joined us in February 1990 as Director, Human Resources and was promoted in January 1995 to her current position of Vice President, Human Resources.

      Kristine L. Bruer. Ms. Bruer joined us in January 1999 as Vice President and General Counsel.

      Leigh P. Hart. Mr. Hart joined Telex in May 1999 as Director of Operations, Planning & Analysis. He became Global Director of Operations Planning & Analysis in April 2000 and was promoted in January 2003 to his current position of Vice President, Finance. Prior to joining Telex, Mr. Hart had served as Senior Director of Finance at Rollerblade, Inc. since 1996.

      Terrence E. Martin. Mr. Martin joined us in October 1999 as Plant Manager-Rochester (Minnesota). He was promoted in March 2002 to the position of Vice President, Manufacturing Services. In September 2003, he was promoted to his current position of Vice President, North American Operations.

      Brian P. Friedman. Mr. Friedman became a director in November 2001, and he was appointed Chairman of our Board of Directors in November 2003. He has been a Managing Member of Jefferies Capital Partners since 1997. Jefferies Capital Partners is the manager of several investment funds that, together, own a significant portion of Old Telex's common stock. Mr. Friedman is also the Chairman of the Executive Committee of Jefferies & Company, Inc. He is serving on the Board of Directors at the request of Jefferies Capital Partners. Mr. Friedman also serves as a member of the board of directors of Iowa Telecommunications Services Inc., Real Mex Restaurants, Inc. and K-Sea Transportation Partners L.P.

      Keith W. Abell. Mr. Abell became a director in December 1997. Mr. Abell is the Vice Chairman and Co-Founder of GSCP (NJ), Inc., the general partner of GSC, which he joined at its inception in 1994. GSC manages several entities that, together, own a significant portion of Old Telex's common stock. Mr. Abell is serving on the Board of Directors at the request of GSC.

      Patrick J. Halloran. Mr. Halloran became a director in November 2001. He became the co-founder and Managing Member of Wayzata Investment Partners LLC in May 2004. Wayzata Investment Partners LLC is the manager of several investment funds that own Old Telex's common stock. Prior thereto, he was a Vice President and a member of the Board of Directors of CSFC Wayland Investment Advisers, Inc. and had been a portfolio manager since 1990. Mr. Halloran is serving on the Board of Directors at the request of Jefferies & Company, Inc.

      Stuart B. Katz. Mr. Katz became a director in July 2002. He has been a Managing Director at Jefferies Capital Partners since 2001. Prior to that he had been employed as an investment banker by Furman Selz Incorporated and its successors since 1985. Jefferies Capital Partners is the manager of several investment funds, that, together, own a significant portion of Old Telex's common stock. Mr. Katz is serving on the Board of Directors at the request of Jefferies Capital Partners. Mr. Katz also serves as a member of the board of directors of W&T Offshore, Inc. and Iowa Telecommunications Services, Inc.

      Edgar S. Woolard, Jr. Mr. Woolard became a director in January 1998, and he served as Chairman of our Board of Directors from March 2000 through November 2003. Mr. Woolard is the former Chairman of the Board of Directors of DuPont. He joined DuPont in 1957 and held a variety of engineering, manufacturing, and management positions before being elected President and Chief Operating Officer in 1987 and Chairman and Chief Executive Officer in 1989. He retired from DuPont in 1995. He also serves as a member of the Board of Directors of The New York Stock Exchange. Mr. Woolard is serving on the Board of Directors at the request of GSC.

CODE OF BUSINESS CONDUCT AND ETHICS

      We have a Code of Business Conduct and Ethics that applies to our directors, officers and employees. A copy of the Code is filed as an exhibit to this Annual Report on Form 10-K and is available free of charge upon written request to the Corporate Secretary, Telex Communications, Inc., 12000 Portland Avenue South, Burnsville, MN 55337.

AUDIT COMMITTEE FINANCIAL EXPERT

      The board of directors of the Company does not maintain a separate audit committee. Mr. Stuart B. Katz is an audit committee financial expert as defined by the SEC rules and Mr. Katz is "independent," as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

      All of our directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at Board meetings and other business requiring their presence on our behalf.

      Currently, Keith W. Abell is President of GSCP (NJ), Inc., the general partner of GSC. We owed fees to GSC until January 2004, related to consulting services. See "Certain Relationships and Related Transactions."

EXECUTIVE COMPENSATION

      The following table sets forth information with respect to all compensation paid for services rendered in all capacities during the last three fiscal years by our Chief Executive Officer and the four most highly compensated executive officers whose cash compensation exceeded $100,000 for the year ended December 31, 2004 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                                       -------------------
                                                                             OTHER
                                                                             ANNUAL
                                            FISCAL                         COMPENSATION       ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR   SALARY ($)  BONUS ($)      ($)       COMPENSATION ($)(1)
---------------------------                 ------  ----------  ---------  ------------  -------------------
Raymond V. Malpocher .....................   2004    $366,345   $320,458    $    --        $  66,091(3)
Chief Executive Officer and President(2)     2003     230,560    100,000         --           24,756

Mathias von Heydekampf ...................   2004     269,653    166,126      1,620(4)            --
President, Worldwide Pro Audio               2003     268,708     94,500         --           128,046
                                             2002     244,332    306,000         --               --
Gregory W. Richter .......................   2004     215,060     90,402      1,620(5)         6,500
Vice President and Chief Financial Officer   2003     202,345     50,673         --            5,719
                                             2002     182,642    130,000         --            5,359
Thomas J. Kulikowski .....................   2004     185,417     71,192      1,620(6)        27,457(7)
President, Audio and Wireless Technology     2003      75,933     36,869         --           24,300

Ralph K. Strader .........................   2004     143,150     94,000        540(8)         5,772
President, Intercom Systems Group            2003     136,676     48,052         --            6,614
                                             2002     132,016     90,000         --            5,104

---------------

(1) Except as otherwise noted, represents Company matching contribution to the 401(k) plan.

(2) Mr. Malpocher was appointed as the Company's Chief Executive Officer in April 2003. For a description of Mr. Malpocher's annual compensation, see " -- Employment Agreements" below.

(3) Includes 401 (k) matching contribution of $6,500 and relocation expenses of $59,591.

(4)   Stock purchase discount of $1,620.

(5)   Stock purchase discount of $1,620.

(6)   Stock purchase discount of $1,620.

(7) Includes 401 (k) matching contribution of $6,198 and relocation expenses of $21,259.

(8)   Stock purchase discount of $540.

OPTION GRANTS IN FISCAL 2004

The following table sets forth information on the options to acquire Common Stock of Old Telex granted to our Chief Executive Officer during Fiscal 2004 and the potential realizable value of each grant. No other Named Executive Officer was granted stock options. No stock appreciation rights have been granted under any incentive plan.

                                        % OF TOTAL
                         NUMBER OF       OPTIONS
                          SHARES        GRANTED TO
                        UNDERLYING       EMPLOYEES     EXERCISE  EXPIRATION    GRANT
        NAME          OPTIONS GRANTED  IN FISCAL 2004   PRICE       DATE     DATE VALUE
--------------------  ---------------  --------------  --------  ----------  ----------
Raymond V. Malpocher     100,000(a)        51.3%        $15.00   09/30/2008  $32,700

(a) Consists of a nonqualified stock option that is immediately fully exercisable, provides for early termination in the event of termination of employment or sale or liquidation of Old Telex, and is nontransferable. For additional provisions, see "--Employment Agreements - Raymond V. Malpocher."

(b) There is no established public market for shares of Old Telex common stock. Based on other purchases of Old Telex common stock at approximately the same time, the value of a share of Old Telex common stock was estimated to be $0.327 per share as of the grant date.

AGGREGATED STOCK OPTION EXERCISES IN FISCAL 2004 AND OPTION VALUE AT DECEMBER 31, 2004

The following table provides information with respect to our Chief Executive Officer concerning stock options exercised during fiscal 2004 to acquire Common Stock of Old Telex. No other Named Executive Officer exercised or held stock options in 2004. No stock appreciation rights have been granted under any plan.

                                              NUMBER OF SECURITIES   VALUE OF UNEXERCISED
                      NUMBER OF              UNDERLYING UNEXERCISED     IN-THE-MONEY
                        SHARES       VALUE           OPTIONS               OPTIONS
                      ACQUIRED ON  REALIZED        EXERCISABLE/           EXERCISABLE/
        NAME           EXERCISE       ($)         UNEXERCISABLE       UNEXERCISABLE($)(a)
--------------------  -----------  --------  ----------------------  --------------------
Raymond V. Malpocher      -           -            100,000/0                $0/$0

(a) There is no established public market for shares of Old Telex common stock. Based on customary corporate valuation techniques, including an analysis of the discounted value of Old Telex's potential earnings and cash flow and the valuation of comparable companies, the value of a share of Old Telex common stock was estimated to be less than $15 as of December 31, 2004.

2004 STOCK OPTION PLAN

      On October 29, 2004 Old Telex's Board of Directors adopted the 2004 Stock Option Plan of Telex Communications Holdings, Inc. Under Old Telex's 2004 Option Plan, Old Telex may grant options to purchase its common stock to (i) directors of Old Telex or a subsidiary thereof, (ii) employees of Old Telex or a subsidiary thereof, and (iii) consultants and independent contractors used by Old Telex or a subsidiary thereof. Old Telex may issue options to purchase up to an aggregate of 140,000 shares of its common stock under the plan. Options under Old Telex's 2004 Option Plan will generally vest at the rate of 20% on and after each of the first five anniversaries of the date of grant, provided that the optionholder is still in the employ or service of Old Telex or a subsidiary thereof on the applicable vesting date. Subject to certain exceptions, all or any part of any option, to the extent unexercised, shall terminate immediately(i) in the case of an employee, upon the cessation or termination for any reason of the optionholder's employment by Old Telex and all subsidiaries thereof, or (ii) in the case of a director, consultant or independent contractor of Old Telex or a subsidiary thereof who is not also an employee of Old Telex or a subsidiary thereof, upon the holder's ceasing to serve as a director, consultant or independent contractor of Old Telex or a subsidiary thereof. None of the Named Executive Officers has received any options under Old Telex's 2004 Option Plan.

ANNUAL BONUS PROGRAMS

      We have an annual bonus plan for management employees. Participants in the plan are eligible to receive annual bonuses of between 20% and 140% of base salary depending on the level of achievement of the specified performance targets. Bonuses earned in 2004 under this plan were paid in March 2005.

      For a description of bonuses payable to Mr. Malpocher and Mr. von Heydekampf, see "Employment Agreements."

PENSION PLAN

      We maintain a defined benefit pension plan qualified under the Internal Revenue Code that provides a benefit upon retirement to eligible employees. Since July 1, 1999, the pension plan has been a cash balance pension plan. Under the terms of the pension plan, accrued benefits are expressed as "account balances" for each participant. Each active participant's account receives a benefit credit each year based on the participant's age, vesting service, and total remuneration covered by the pension plan, consisting of base salary, commission, overtime and bonuses paid to the participant, as illustrated in the following table. Effective June 30, 2003, the pension plan was frozen, with no future benefit credit for participants after this date.

BENEFIT CREDIT CHART

                                 BENEFIT CREDIT AS A PERCENTAGE OF
                    ------------------------------------------------------------
  AGE + YEARS OF                                   PENSION EARNINGS FOR THE YEAR
VESTING SERVICE ON                                     THAT ARE GREATER THAN
     JANUARY 1      PENSION EARNINGS FOR THE YEAR      THE INTEGRATION LEVEL
------------------  -----------------------------  -----------------------------
  Under 40........               1.5%                         1.5%
     40-49........               2.0                          2.0
     50-59........               2.6                          2.6
     60-69........               3.2                          3.2
     70-79........               4.2                          4.2
     80-89........               5.4                          5.4
90 and above......               6.8                          5.4

      Through 2003 the integration level was equal to one-half of the Social Security taxable wage base for the year. For 2003 the integration level was $43,500. For plan years through 2003, annual compensation taken into account for purposes of calculating benefits is limited to $200,000.

      The accounts are also credited with an interest credit, which is based on the average six-month Treasury bill rate for November 1 of the prior year, plus one percent. The interest credit for a full calendar year will not be less than 5 percent, nor greater than the interest rate used to determine lump sum payments. With the plan frozen, participant accounts will continue to receive interest credits.

      The estimated projected annual single life annuity benefit for the Named Executive Officers, assuming they continue with Telex to age 65, and their compensation, the maximum recognizable compensation, and the integration level do not change, would be as follows:

Mr. Richter.......  $ 8,096
Mr. Strader.......  $10,718

      Messrs. Malpocher and Kulikowski were not eligible to participate in the Pension Plan because they were not participants in the plan before the plan was frozen effective June 30, 2003. Mr. von Heydekampf was not eligible to participate in the Pension Plan because he is not a United States citizen.

EMPLOYMENT AGREEMENTS

      Effective April 14, 2003, we entered into an employment agreement with Mr. Malpocher, which was subsequently amended on January 14, 2004 and which terminates on April 30, 2007. The agreement provides that Mr. Malpocher will receive:

      -     An annual base salary of $350,000;

      - An annual bonus payment based on the objectives and awards established by the Board of Directors; and

      - In the event his employment is terminated without cause, or he terminates employment for good reason, one year's base annual salary and an amount equal to his bonus earned prorated as of the date of termination payable as and when paid to other eligible bonus plan participants.

      Pursuant to Mr. Malpocher's subscription and option agreement associated with his amended employment agreement, he purchased 300,000 shares of Old Telex common stock at a purchase price of $0.327 per share and was granted options to purchase one hundred thousand shares of Old Telex common stock (at an exercise price of $15 per share, exercisable until the earlier of September 30, 2008 or upon the occurrance of certain specified events.

      Effective January 5, 2003, we entered into an agreement with Mr. von Heydekampf, pursuant to which he will receive:

      -     A base salary of $270,000 per year;

      - A bonus payment of between 40% and 140% of his annual base salary upon the achievement of certain specified performance objectives; and

      - In the event his employment is terminated without cause, or he terminates his employment for good reason, a lump-sum payment of 150% of his annual base salary plus 150% of his annual target bonus (which target bonus is 70% of his annual base salary).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The authorized common stock of Telex as of March 14, 2005 consists of 1,000 shares of common stock, par value $.01 per share, of which 500 shares are issued and outstanding. All of the Telex common stock is owned by its direct parent, Intermediate, and all of Intermediate's limited liability company interests are owned by Old Telex.

      The following table sets forth information with respect to the beneficial ownership of the common stock of Old Telex as of March 14, 2005 by

      - each person who is known by us to beneficially own more than five percent of Old Telex securities,

      -     each director,

      - each Named Executive Officer as listed in the Summary Compensation Table above, and

      -     all directors and executive officers as a group.

      Except as otherwise indicated, each holder has sole voting and sole investment power with respect to the securities shown.

                                                                    Number of Shares
                                                                      Underlying       PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER            NUMBER OF SHARES      Options(a)            CLASS
------------------------------------            ----------------    ----------------    -------------
GSCP Recovery, Inc.(b)(c)......................        943,786               --             13.7%
GSC Partners CDO Fund, Limited(b)(d)...........        468,497               --              6.8
TCI Investment II, LLC(e)(f)...................      1,028,612               --             14.9
ING Furman Selz Investors III, L.P.(g)(h)(j)...      1,140,616               --             16.5
ING Barings U.S. Leveraged Equity Plan LLC
 (g)(i)(j).....................................        356,734               --              5.2
Wayzata Investment Partners LLC.(k)(l).........        401,535               --              5.8
Brian P. Friedman(m)...........................              0               --                *
Keith W. Abell(n)..............................              0               --                *
Patrick J. Halloran(o).........................              0               --                *
Stuart B. Katz (p).............................              0               --                *
Edgar S. Woolard, Jr.(d).......................         10,884               --                *
Raymond V. Malpocher(q)(r).....................        300,000          100,000              5.9
Mathias von Heydekampf.........................         60,000               --                *
Gregory W. Richter.............................         60,000               --                *
Thomas J. Kulikowski...........................         60,000               --                *
Ralph K. Strader...............................         20,000               --                *
All directors and executive officers as a
 group (14 persons)(d)(m)(n)(o)(p)(r)..........        550,884          100,000              9.6%

* Less than 1%.

(a) The shares listed include shares of Old Telex that may be acquired upon exercise of presently exercisable options to acquire Old Telex common stock, and all such options that will become exercisable with in 60 days from the date on which such information is given.

(b) The address of GSCP Recovery, Inc. and GSC Partners CDO Fund, Limited is c/o GSC, 500 Campus Drive, Suite 220, Florham Park, New Jersey 07932.

(c) Greenwich Street Capital Partners II, L.P., TRV Executive Fund, L.P., Greenwich Street Employees Fund, L.P., GSCP Offshore Fund, L.P. and Greenwich Fund, L.P. are the controlling members of GSCP Recovery (US), LLC. GSCP Recovery (US), LLC is the sole stockholder of GSCP Recovery, Inc. Greenwich Street Investments II, L.L.C. is the general partner of each of the controlling members of GSCP Recovery (US), LLC; GSC is the manager of each of the controlling members of GSCP Recovery (US), LLC; and GSCP (NJ), Inc. is the general partner of GSCP (NJ), L.P.

      Keith W. Abell, one of our directors, is an executive officer and stockholder of GSCP (NJ), Inc., a limited partner of GSCP (NJ), L.P. and a managing member of Greenwich Street Investments II, L.L.C.

      Each of the above entities and Mr. Abell disclaim beneficial ownership of Old Telex's common stock except to the extent that each holds a pecuniary interest in Old Telex's common stock.

(d)   GSC is the collateral manager of GSC Partners CDO Fund, Limited and GSCP
      (NJ), Inc. is the general partner of GSC.

      Keith W. Abell is an executive officer and stockholder of GSCP (NJ), Inc. and a limited partner of GSC. Each of the above entities and Mr. Abell disclaims beneficial ownership of Old Telex's common stock except to the extent that each holds a pecuniary interest in Old Telex's common stock.

(e) The address of TCI Investment II, LLC is c/o GSC, 500 Campus Drive, Suite 220, Florham Park, New Jersey 07932.

(f) The members of TCI Investment II, LLC are Greenwich Street Capital Partners, L.P. and New Century Enterprises, Ltd. Greenwich Street Investments, L.P. is the general partner of Greenwich Street Capital Partners, L.P. Greenwich Street Investments, L.L.C. is the general partner of Greenwich Street Investments, L.P. The Travelers Insurance Company is the sole member of Greenwich Street Investments, L.L.C. GSC is the manager of Greenwich Street Capital Partners, L.P. and GSCP (NJ), Inc. is the general partner of GSC. Keith W. Abell is an executive officer and stockholder of GSCP (NJ), Inc. and a limited partner of GSC. Edgar S. Woolard, one of our directors, is the President and the owner of 92.7% of the equity interest in New Century Enterprises, Ltd. Each of the above entities and individuals disclaims beneficial ownership of Old Telex's common stock except to the extent that each hold a pecuniary interest in Old Telex's common stock.

(g) The address for ING Furman Selz Investors III, L.P. and ING Barings U.S. Leveraged Equity Plan LLC is c/o Jefferies Capital Partners, 520 Madison Avenue, New York, New York 10022.

(h) Messrs. Katz and Friedman, a director and the Chairman of our Board of Directors, respectively, are an officer and the Managing Member, respectively, of Jefferies Capital Partners, which controls the investment decisions of ING Furman Selz Investors III, L.P. in its capacity as Manager of the fund. Messrs. Katz and Friedman disclaim beneficial ownership of the shares owned by ING Furman Selz Investors III, L.P.

(i) Messrs. Katz and Friedman, a director and the Chairman of our Board of Directors, respectively, are an officer and the Managing Member, respectively, of Jefferies Capital Partners, which controls the investment decisions of ING Barings U.S. Leveraged Equity Plan LLC in its capacity as Manager of the fund. Messrs. Katz and Friedman disclaim beneficial ownership of the shares owned by ING Barings U.S. Leveraged Equity Plan LLC.

(j) ING Furman Selz Investors III, L.P. and ING Barings U.S. Leveraged Equity Plan LLC may be deemed to be beneficial owners of the securities held by the other and of 139,596 shares held by ING Barings Global Leveraged Equity Plan Ltd. (such parties referred to, collectively, as the ING Funds). Jefferies Capital Partners, controls the investment decisions of the ING Funds in its capacity as Manager of each of the funds. Messrs. Katz and Friedman disclaim beneficial ownership of the shares owned by the ING Funds.

(k) The address of Wayzata Investment Partners LLC is 701 East Lake Street, Suite 300, Wayzata, Minnesota 55391.

(l) Wayzata Investment Partners LLC is the manager of Wayland Investment Fund, LLC and Wayland Recovery Fund, LLC and is the investment adviser for Wayland Investment Fund II, LLC (collectively, the Wayland Funds). Wayland Investment Fund, LLC owns 225,636 shares. Wayland Recovery Fund, LLC owns 145,571 shares. Wayland Investment Fund II, LLC owns 30,328 shares. Mr. Halloran is the Managing Member of Wayzata Investment Partners LLC. Mr. Halloran disclaims beneficial ownership of the shares owned by the Wayland Funds.

(m) See notes (h), (i) and (j) above. Mr. Friedman disclaims beneficial ownership of any shares which are directly or indirectly owned by any of the foregoing.

(n) See notes (c), (d), and (f), above. Mr. Abell disclaims beneficial ownership of any shares which are directly or indirectly owned by any of the foregoing.

(o) See note (l) above. Mr. Halloran disclaims beneficial ownership of any shares which are directly or indirectly owned by any of the foregoing.

(p) See notes (h), (i) and (j) above. Mr. Katz disclaims beneficial ownership of any shares which are directly or indirectly owned by any of the foregoing.

(q) Mr. Malpocher's address is 12000 Portland Avenue South, Burnsville, Minnesota 55337.

(r)   Includes 100,000 shares subject to a currently exercisable option.


      The following table summarizes share and exercise price information about Old Telex's equity compensation plans as of December 31, 2004:

                      EQUITY COMPENSATION PLAN INFORMATION

---------------------------- -------------------------- -------------------------- --------------------------
       PLAN CATEGORY          NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       FUTURE ISSUANCE UNDER
                                WARRANTS AND RIGHTS        WARRANTS AND RIGHTS        EQUITY COMPENSATION
                                                                                       PLANS (EXCLUDING
                                                                                    SECURITIES REFLECTED IN
                                                                                          COLUMN (a))
---------------------------- -------------------------- -------------------------- --------------------------
                                        (a)                        (b)                        (c)
---------------------------- -------------------------- -------------------------- --------------------------
 Equity compensation plans               _                          _                          _
   approved by security
          holders
---------------------------- -------------------------- -------------------------- --------------------------
 Equity compensation plans
 not approved by security
      holders (1)(2)                  195,000                    $10.62                     45,000
---------------------------- -------------------------- -------------------------- --------------------------
           Total                      195,000                    $10.62                     45,000
---------------------------- -------------------------- -------------------------- --------------------------

(1) See Item 11--"Option Grants in Fiscal 2004" and footnote (a) thereto for a description of Mr. Malpocher's nonqualified stock option plan.

(2) See Item 11--"2004 Stock Option Plan" for a description of Old Telex's stock option plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DIRECTORS

      Pursuant to a consulting agreement dated as of May 6, 1997, GSC, as successor to Greenwich Street Capital Partners, Inc., provided certain business, financial and managerial advisory services to Old Telex, including developing and implementing corporate and business strategy and providing other consulting and advisory services. In exchange for such services, GSC was entitled to receive an aggregate annual fee of $1.7 million, payable semi-annually, plus its reasonable out-of-pocket costs and expenses. In addition, we agreed to indemnify GSC and related or affiliated persons against certain liabilities arising under the federal securities laws, liabilities arising out of the performance of the consulting agreement and certain other claims and liabilities. The consulting agreement expired on May 6, 2002. Since January 1, 2001, Old Telex had been prohibited under the terms of Old Telex's senior secured revolving credit agreement from paying the advisory fee in cash. However, Old Telex agreed in November 2001 that the outstanding advisory fee would accrue interest at the rate of two percent per month, subject to applicable law. Our November 2003 debt restructuring allowed us to pay the outstanding advisory fee. We paid $1.5 million in December 2003 and the remaining $1.4 million in January 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table shows the fees billed by Ernst & Young LLP for the fiscal years ended December 31, 2004 and 2003. The fiscal 2003 year is a combined period and includes the fees for the Intermediate one-month period ended December 31, 2003 and the Old Telex eleven-month period ended November 30, 2003.

                      2004      2003
                    --------  --------
Audit Fees          $557,300  $579,800
Audit Related Fees    37,700    56,000
Tax Fees             110,800   179,300
                    --------  --------
 Total              $705,800  $815,100
                    ========  ========

      AUDIT FEES. This category includes fees for the audit of the Company's annual financial statements and for the review of the Company's quarterly interim financial statements included on Form 10-Q. Audit Fees also include statutory audit filings in various foreign locations and work related to our 2003 debt restructuring and 2004 registration statements.

      AUDIT RELATED FEES. This category includes assurance and related services that are reasonably related to the performance of the annual audit, including primarily benefit plan audits, consultation concerning financial accounting and reporting standards and review of internal controls in connection with Sarbanes-Oxley Section 404 implementation.

      TAX FEES. This category consists of fees for tax compliance, tax advice and tax planning services.

      The Board of Directors approved the engagement of Ernst & Young LLP for the purpose of performing audit, audit related and tax services for the Company for Fiscal 2004.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

                                                                  PAGE
                                                                  ----
1. Financial Statements:

   Report of Independent Registered Public Accounting Firm
   .............................................................   39

TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC

   Consolidated Balance Sheets as of December 31, 2004 and
   2003.........................................................   40

   Consolidated Statements of Operations for the year ended
   December 31, 2004, the one-month period ended December 31,
   2003, the eleven-month period ended November 30, 2003 and
   the year ended December 31, 2002.............................   41

   Consolidated Statements of Member's/Shareholder's Deficit and
   Comprehensive Income for the year ended December 31,
   2004, the one-month period ended December 31, 2003, the
   eleven-month period ended November 30, 2003 and the year
   ended December 31, 2002......................................   42

   Consolidated Statements of Cash Flows for the year ended
   December 31, 2004, the one-month period ended December 31,
   2003, the eleven-month period ended November 30, 2003 and
   the year ended December 31, 2002.............................   43

TELEX COMMUNICATIONS, INC.

   Consolidated Balance Sheets as of December 31, 2004 and
   2003.........................................................   44

   Consolidated Statements of Operations for the year ended
   December 31, 2004, the one-month period ended December 31,
   2003, the eleven-month period ended November 30, 2003 and
   the year ended December 31, 2002.............................   45

   Consolidated Statements of Shareholder's Deficit and
   Comprehensive Income for the year ended December 31,
   2004, the one-month period ended December 31, 2003, the
   eleven-month period ended November 30, 2003 and the year
   ended December 31, 2002......................................   46

   Consolidated Statements of Cash Flows for the year ended
   December 31, 2004, the one-month period ended December 31,
   2003, the eleven-month period ended November 30, 2003 and
   the year ended December 31, 2002.............................   47

   Notes to Consolidated Financial Statements...................   48

2. Financial Statement Schedules:

TELEX COMMUNICATIONS, INC.

   Condensed Consolidating Balance Sheets as of December 31,
   2004 and 2003................................................   67

   Condensed Consolidating Statements of Operations for the
   year ended December 31, 2004, the one-month period ended
   December 31, 2003, the eleven-month period ended November
   30, 2003 and the year ended December 31, 2002................   69

   Condensed Consolidating Statements of Cash Flows for the
   year ended December 31, 2004, the one-month period ended
   December 31, 2003, the eleven-month period ended November
   30, 2003 and the year ended December 31, 2002................   73

   The following supplemental schedule is filed as part of this report:

   Schedule II - Valuation and Qualifying Accounts for the year ended December 31, 2004, the one-month period ended
   December 31, 2003, the eleven-month period ended
   November 30, 2003 and the year ended December 31, 2002          78

   All other schedules are omitted because they are inapplicable, not required, or the information is in the consolidated financial statements or related notes.

3. Exhibits:

   The Exhibits are listed in the Exhibit Index required by
   Item 601 of the Regulation S-K and included immediately following the Consolidated Financial
   Statements.

(b) The Exhibit Index and required Exhibits are included following the Consolidated Financial Statements. The Company will furnish to any security holder, upon written request, any exhibit listed in the accompanying Exhibit Index upon payment by such security holder of the Company's reasonable expenses in furnishing any such exhibit.

(c) See Item 15(a)(2) above.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

    We intend to send to our security holders this Report on Form 10-K covering the year ended December 31, 2004. We have not sent any proxy material relating to any annual or other meeting of security holders.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 24th day of March, 2005.

                                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC TELEX COMMUNICATIONS, INC.

                                 By: /s/ Raymond V. Malpocher
                                     -------------------------------
                                     Raymond V. Malpocher
                                     Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of each Registrant and in the capacities and on the dates indicated.

          SIGNATURE                              TITLE                       DATE
          ---------                              -----                       ----
/s/ Raymond V. Malpocher        Chief Executive Officer, President and a
------------------------------  Director (principal executive officer)    March 24, 2005
Raymond V. Malpocher

/s/ Gregory W. Richter          Chief Financial Officer, Secretary and
------------------------------  Treasurer (principal financial and
Gregory W. Richter              accounting officer)                       March 24, 2005

/s/ Brian P. Friedman           Chairman of the Board of Directors        March 24, 2005
------------------------------
Brian P. Friedman

/s/ Edgar S. Woolard, Jr.       Director                                  March 24, 2005
------------------------------
Edgar S. Woolard, Jr.

/s/ Keith W. Abell              Director                                  March 24, 2005
------------------------------
Keith W. Abell

                                Director
------------------------------
Patrick J. Halloran

/s/ Stuart B. Katz              Director                                  March 24, 2005
------------------------------
Stuart B. Katz

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Registered Public Accounting
  firm..............................................             39

TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC AND
SUBSIDIARIES:

Consolidated Balance Sheets as of December 31, 2004
  and 2003..........................................             40

Consolidated Statements of Operations for the year ended
  December 31, 2004, the one-month period ended
  December 31, 2003, the eleven-month period ended
  November 30, 2003 and the year ended December
  31, 2002 ...........................................           41

Consolidated Statements of Member's/Shareholder's Deficit and
  Comprehensive Income for the year ended
  December 31, 2004, the one-month period ended December 31,
  2003, the eleven-month period ended November 30, 2003 and
  the year ended December 31, 2002....................           42

Consolidated Statements of Cash Flows for the year
  ended December 31, 2004, the one-month period
  ended December 31, 2003, the eleven-month
  period ended November 30, 2003 and the
  year ended December 31, 2002........................           43

TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES:

Consolidated Balance Sheets as of December 31, 2004
  and 2003..........................................             44

Consolidated Statements of Operations for the
  year ended December 31, 2004, the one-month period
  ended December 31, 2003, the eleven-month
  period ended 46 November 30, 2003 and the
  year ended December 31, 2002........................           45

Consolidated Statements of Shareholder's
  Deficit and Comprehensive Income for the year ended
  December 31, 2004, the one-month period
  ended December 31, 2003, the eleven-month period
  ended November 30, 2003 and
  the year ended December 31, 2002....................           46

Consolidated Statements of Cash Flows for the year
  ended December 31, 2004, the one-month period ended
  December 31, 2003, the eleven-month period ended
  November 30, 2003 and the year ended December
  31, 2002............................................           47

Notes to Consolidated Financial Statements..........             48

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF MANAGERS AND SOLE MEMBER
BOARD OF DIRECTORS AND SHAREHOLDER
TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC AND TELEX COMMUNICATIONS, INC.

      We have audited the accompanying consolidated balance sheets of Telex Communications Intermediate Holdings, LLC and subsidiaries (Successor) and Telex Communications, Inc. and subsidiaries (Successor) as of December 31, 2004 and 2003 and the related consolidated statements of operations, member's/shareholder's deficit and comprehensive income, and cash flows for the year ended December 31, 2004 and for the one-month period ended December 31, 2003. We also have audited the consolidated statements of operations, shareholders' deficit and comprehensive income and cash flows for the eleven-month period ended November 30, 2003 and the year ended December 31, 2002 of Telex Communications Holdings, Inc., formerly known as Telex Communications, Inc., and subsidiaries (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telex Communications Intermediate Holdings, LLC and subsidiaries and Telex Communications, Inc. and subsidiaries at December 31, 2004 and 2003 and the related consolidated results of their operations and their cash flows for the year ended December 31, 2004 and for the one-month period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Telex Communications Holdings, Inc. and subsidiaries for the eleven-month period ended November 30, 2003 and for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

      As discussed in Note 6 to the financial statements, effective January 1, 2002, Telex Communications Holdings, Inc. adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

ERNST & YOUNG LLP

Minneapolis, Minnesota
February 25, 2005

        TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                As of December 31

                                                                               2004        2003
                                                                            ----------  ----------
                                     ASSETS

Current Assets:
  Cash and cash equivalents ..............................................  $  14,959   $   6,698
  Accounts receivable, net of allowance for doubtful accounts of $2,878 in
   2004 and $3,139 in 2003 ...............................................     50,177      47,455
  Inventories ............................................................     52,573      45,967
  Other current assets ...................................................      4,983       7,437
                                                                            ---------   ---------
   Total current assets ..................................................    122,692     107,557
Property, plant and equipment, net .......................................     32,025      29,951
Deferred financing costs, net ............................................      6,162       7,286
Goodwill, net ............................................................     15,845      23,353
Other assets .............................................................      3,296       2,981
                                                                            ---------   ---------
                                                                            $ 180,020   $ 171,128
                                                                            =========   =========
                               LIABILITIES AND MEMBER'S DEFICIT

Current Liabilities:

  Revolving lines of credit ..............................................  $   1,011   $      --
  Current maturities of long-term debt ...................................        479         446
  Accounts payable .......................................................     13,173      12,879
  Accrued wages and benefits .............................................     11,643      10,384
  Other accrued liabilities ..............................................     11,069      11,644
  Income taxes payable ...................................................      5,548       9,046
                                                                            ---------   ---------
   Total current liabilities .............................................     42,923      44,399
Long-term debt, net ......................................................    197,065     187,629
Other long-term liabilities ..............................................     12,523       7,474
                                                                            ---------   ---------
   Total liabilities .....................................................    252,511     239,502
                                                                            ---------   ---------
Commitments and contingencies
Member's Deficit:
  Member interest ........................................................     83,946      83,946
  Accumulated deficit ....................................................   (154,441)   (149,060)
  Accumulated other comprehensive loss ...................................     (1,996)     (3,260)
                                                                            ---------   ---------
   Total member's deficit ................................................    (72,491)    (68,374)
                                                                            ---------   ---------
                                                                            $ 180,020   $ 171,128
                                                                            =========   =========

                 See notes to consolidated financial statements.

        TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       SUCCESSOR                   PREDECESSOR
                                              --------------------------  ---------------------------
                                              FOR THE YEAR   ONE MONTH    ELEVEN MONTHS    FOR THE
                                                  ENDED        ENDED          ENDED       YEAR ENDED
                                              DECEMBER 31,  DECEMBER 31,   NOVEMBER 30,  DECEMBER 31,
                                                   2004         2003          2003           2002
                                              ------------  ------------  -------------  ------------
                                                                 (IN THOUSANDS)
Net sales ..................................    $ 296,828     $ 25,433      $ 243,106     $ 266,521
Cost of sales ..............................      163,206       14,957        140,863       155,832
                                                ---------     --------      ---------     ---------
  Gross profit .............................      133,622       10,476        102,243       110,689
Operating expenses:
  Engineering ..............................       15,423        1,224         12,947        12,424
  Selling, general and administrative ......       80,899        6,232         67,816        71,010
  Goodwill and asset impairment charges ....        7,915           --             --            --
  Corporate charges ........................           --           --             --           541
  Restructuring charges ....................           --           --             --           478
  Pension curtailment gain .................           --           --         (2,414)           --
                                                ---------     --------      ---------     ---------
                                                  104,237        7,456         78,349        84,453
                                                ---------     --------      ---------     ---------
Operating income ...........................       29,385        3,020         23,894        26,236
Interest expense ...........................      (27,346)      (2,589)       (26,897)      (26,563)
Other income, net ..........................        1,124           85            529         2,727
Loss on early extinguishment of debt .......           --       (1,186)            --            --
                                                ---------     --------      ---------     ---------
Income (loss) before income taxes ..........        3,163         (670)        (2,474)        2,400
Provision for income taxes .................        8,544        1,171          3,585         2,618
                                                ---------     --------      ---------     ---------
Loss before cumulative effect of a change in
  accounting ...............................       (5,381)      (1,841)        (6,059)         (218)
Cumulative effect of change in accounting ..           --           --             --       (29,863)
                                                ---------     --------      ---------     ---------
  Net loss .................................    $  (5,381)    $ (1,841)     $  (6,059)    $ (30,081)
                                                =========     ========      =========     =========

                 See notes to consolidated financial statements.

        TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF MEMBER'S/SHAREHOLDER'S DEFICIT AND COMPREHENSIVE
                                     INCOME

                                                                                               CAPITAL IN-
                                                                                   CAPITAL IN  EXCESS OF
                                  SERIES A         SERIES B                         EXCESS OF     PAR -                 ACCUMULATED
                              PREFERRED STOCK  PREFERRED STOCK      COMMON STOCK      PAR -     MEMBER                     OTHER
                              --------------- ----------------- ------------------  PREFERRED   INTEREST/  ACCUMULATED COMPREHENSIVE
                               SHARES  AMOUNT   SHARES   AMOUNT   SHARES    AMOUNT   STOCK    COMMON STOCK   DEFICIT       LOSS
                              -------- ------ ---------- ------ ----------  ------  --------- ------------ ----------- -------------
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
PREDECESSOR
BALANCE, December 31, 2001 ..       2  $   --  4,987,015 $  50         110  $  --   $ 71,820     $ 8,310   $ (111,078)    $(9,076)
 Conversion of Series A and
  Series B Preferred Stock to
  Common Stock ..............      (2)     -- (4,987,015)  (50)  4,987,017     50    (71,820)     71,820           --          --
 Net loss ...................                                                                                 (30,081)
Other comprehensive loss --
  Foreign currency
   translation adjustments ..      --      --         --    --          --     --         --          --           --
  Minimum pension liability
   adjustments ..............      --      --         --    --          --     --         --          --           --       4,599
  Comprehensive net loss ....      --      --         --    --          --     --         --          --           --      (2,552)
                              -------  ------ ---------- -----  ----------  -----   --------     -------   ----------     -------
BALANCE, December 31, 2002 ..      --      --         --    --   4,987,127     50         --      80,130     (141,159)     (7,029)
 Net loss ...................      --      --         --    --          --     --         --          --       (6,059)         --
Other comprehensive loss --
  Foreign currency
   translation adjustments ..      --      --         --    --          --     --         --          --           --       4,441
  Minimum pension liability
   adjustments ..............      --      --         --    --          --     --         --          --           --      (5,078)
  Comprehensive net loss ....      --      --         --    --          --     --         --          --           --          --
                              -------  ------ ---------- -----  ----------  -----   --------     -------   ----------     -------
BALANCE, November 30, 2003 ..      --      --         --    --   4,987,127     50         --      80,130     (147,218)     (7,666)

SUCCESSOR
Net contribution of assets
 and liabilities from
 Predecessor ................      --      --         --    --          --     --         --       3,766           --          --
 Share adjustment from
  Predecessor Common Stock,
  net .......................      --      --         --    --  (4,987,127)   (50)        --          50           --          --
 Dividend to Parent .........      --      --         --    --          --     --         --          --           (1)         --
 Net loss ...................      --      --         --    --          --     --         --          --       (1,841)         --
Other comprehensive income --
  Foreign currency
   translation adjustments ..      --      --         --    --          --     --         --          --           --       2,055
  Minimum pension liability
   adjustments ..............      --      --         --    --          --     --         --          --           --       2,351
  Comprehensive net income ..      --      --         --    --          --     --         --          --           --          --
                              -------  ------ ---------- -----  ----------  -----   --------     -------   ----------     -------
BALANCE, December 31, 2003 ..      --      --         --    --          --     --         --      83,946     (149,060)     (3,260)
 Net loss ...................      --      --         --    --          --     --         --          --       (5,381)         --
Other comprehensive loss--
  Foreign currency
   translation adjustments ..      --      --         --    --          --     --         --          --           --       3,106
  Minimum pension liability
   adjustments ..............      --      --         --    --          --     --         --          --           --      (1,842)
  Comprehensive net loss ....      --      --         --    --          --     --         --          --           --          --
                              -------  ------ ---------- -----  ----------  -----   --------     -------   ----------     -------
BALANCE, December 31, 2004 ..      --  $   --         -- $  --          --  $  --   $     --     $83,946   $ (154,441)    $(1,996)
                              =======  ====== ========== =====  ==========  =====   ========     =======   ==========     =======

                                 MEMBER/
                              SHAREHOLDER'S
                                 DEFICIT
                              -------------
PREDECESSOR
BALANCE, December 31, 2001 ..   $(39,974)
 Conversion of Series A and
  Series B Preferred Stock to
  Common Stock ..............         --
 Net loss ...................
Other comprehensive loss --
  Foreign currency
   translation adjustments ..         --
  Minimum pension liability
   adjustments ..............         --
  Comprehensive net loss ....    (28,034)
                                --------
BALANCE, December 31, 2002 ..    (68,008)
 Net loss ...................         --
Other comprehensive loss --
  Foreign currency
   translation adjustments ..         --
  Minimum pension liability
   adjustments ..............         --
  Comprehensive net loss ....     (6,696)
                                --------
BALANCE, November 30, 2003 ..    (74,704)

SUCCESSOR
Net contribution of assets
 and liabilities from
 Predecessor ................      3,766
 Share adjustment from
  Predecessor Common Stock,
  net .......................         --
 Dividend to Parent .........         (1)
 Net loss ...................         --
Other comprehensive income --
  Foreign currency
   translation adjustments ..         --
  Minimum pension liability
   adjustments ..............         --
  Comprehensive net income ..      2,565
                                --------
BALANCE, December 31, 2003 ..    (68,374)
 Net loss ...................         --
Other comprehensive loss--
  Foreign currency
   translation adjustments ..         --
  Minimum pension liability
   adjustments ..............         --
  Comprehensive net loss ....     (4,117)
                                --------
BALANCE, December 31, 2004 ..   $(72,491)
                                ========

                 See notes to consolidated financial statements.

        TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            SUCCESSOR                       PREDECESSOR
                                                                   ----------------------------    -----------------------------
                                                                   FOR THE YEAR      ONE MONTH     ELEVEN MONTHS   FOR THE YEAR
                                                                       ENDED           ENDED           ENDED           ENDED
                                                                    DECEMBER 31,    DECEMBER 31     NOVEMBER 30,    DECEMBER 31,
                                                                        2004            2003            2003            2002
                                                                   ------------     -----------    -------------   -------------
OPERATING ACTIVITIES:
  Net loss.......................................................    $  (5,381)      $  (1,841)      $  (6,059)      $ (30,081)
  Adjustments to reconcile net loss to cash flows
    from operations--
    Cumulative effect of change in accounting....................           --              --              --          29,863
    Depreciation.................................................        6,055             481           5,592           6,360
    Amortization of identifiable intangibles.....................           13               1              20             120
    Amortization of deferred financing charges and
      pay-in-kind interest charge................................       11,390           1,233          21,017          19,076
    Goodwill and asset impairment charges........................        7,915              --              --              --
    Provision for bad debts......................................          828            (279)            869             240
    Gain on sale of product lines and other assets...............         (268)             --            (319)         (2,151)
    Pension curtailment gain.....................................           --              --          (2,414)             --
    Restructuring charges........................................           --              --              --             478
    Loss on early extinguishment of debt.........................           --           1,186              --              --
    Deferred income taxes........................................          367            (391)             18             (76)
  Change in operating assets and liabilities:
    Accounts receivable..........................................       (2,262)          2,589          (2,410)         (1,448)
    Inventories..................................................       (5,682)          1,404           3,800           5,706
    Other current assets.........................................       (1,077)          1,000          (2,210)             88
    Accounts payable and accrued liabilities.....................          109             527          (1,761)         (9,944)
    Income taxes.................................................         (869)             56          (1,840)           (370)
    Other long-term assets and long-term liabilities.............        1,785            (335)            986           1,103
                                                                     ---------       ---------       ---------       ---------
      Net cash provided by operating activities..................       12,923           5,631          15,289          18,964
                                                                     ---------       ---------       ---------       ---------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment.....................       (7,722)           (546)         (5,165)         (4,834)
  Proceeds from sale of product lines and other assets...........        2,338              --           1,158           4,570
  Other..........................................................          221              --             166             222
                                                                     ---------       ---------       ---------       ---------
      Net cash used in investing activities......................       (5,163)           (546)         (3,841)            (42)
                                                                     ---------       ---------       ---------       ---------
FINANCING ACTIVITIES:
  Borrowings (repayments) under revolving lines of credit,
    Net..........................................................        1,011         (12,107)           (372)         (9,235)
  Proceeds from issuance of long-term debt.......................           --         125,000              --           1,518
  Repayment of long-term debt....................................         (443)       (110,297)         (9,078)        (10,929)
  Payments for deferred financing costs..........................         (401)         (6,869)             --            (242)
  Dividends to shareholder.......................................           --              (1)             --              --
                                                                     ---------       ---------       ---------       ---------
      Net cash provided by (used in) financing activities........          167          (4,274)         (9,450)        (18,888)
                                                                     ---------       ---------       ---------       ---------
Effect of exchange rate changes on cash and cash
  equivalents....................................................          334             242             273             314
                                                                     ---------       ---------       ---------       ---------
CASH AND CASH EQUIVALENTS:
  Net increase...................................................        8,261           1,053           2,271             348
  Balance at beginning of period.................................        6,698           5,645           3,374           3,026
                                                                     ---------       ---------       ---------       ---------
  Balance at end of period.......................................    $  14,959       $   6,698       $   5,645       $   3,374
                                                                     =========       =========       =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
  Interest.......................................................    $  14,878       $     119       $   5,322       $   7,101
                                                                     =========       =========       =========       =========
  Income taxes...................................................    $   6,547       $     403       $   5,419       $   3,193
                                                                     =========       =========       =========       =========
  Noncash financing activities related to debt restructuring -
    Net contribution of assets and liabilities from Predecessor..    $      --       $   3,766       $      --       $      --

                 See notes to consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)

                                As of December 31

                                                                                           2004             2003
                                                                                         ---------       ---------
                                       ASSETS
Current Assets:
  Cash and cash equivalents........................................................      $  14,959       $   6,698
  Accounts receivable, net of allowance for doubtful accounts of $2,878 in
    2004 and $3,139 in 2003........................................................         50,177          47,455
  Inventories......................................................................         52,573          45,967
  Other current assets.............................................................          4,983           7,437
                                                                                         ---------       ---------
    Total current assets...........................................................        122,692         107,557
Property, plant and equipment, net.................................................         32,025          29,951
Deferred financing costs, net......................................................          5,350           6,368
Goodwill, net......................................................................         15,845          23,353
Other assets.......................................................................          3,296           2,981
                                                                                         ---------       ---------
                                                                                         $ 179,208       $ 170,210
                                                                                         =========       =========
                       LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:

  Revolving lines of credit........................................................      $   1,011       $      --
  Current maturities of long-term debt.............................................            479             446
  Accounts payable.................................................................         13,173          12,879
  Accrued wages and benefits.......................................................         11,643          10,384
  Other accrued liabilities........................................................         10,966          11,557
  Income taxes payable.............................................................          5,548           9,046
                                                                                         ---------       ---------
    Total current liabilities......................................................         42,820          44,312
Long-term debt, net................................................................        126,079         126,413
Other long-term liabilities........................................................         12,523           7,474
                                                                                         ---------       ---------
    Total liabilities..............................................................        181,422         178,199
                                                                                         ---------       ---------
Commitments and contingencies
Shareholder's Deficit:
  Common stock, $0.01 par value, 1,000 shares authorized; 500 shares issued
    and outstanding -- 2004 and 2003...............................................             --              --
  Capital in excess of par -- common stock.........................................        143,029         143,029
  Accumulated deficit..............................................................       (143,247)       (147,758)
  Accumulated other comprehensive loss.............................................         (1,996)         (3,260)
                                                                                         ---------       ---------
    Total shareholder's deficit....................................................         (2,214)         (7,989)
                                                                                         ---------       ---------
                                                                                         $ 179,208       $ 170,210
                                                                                         =========       =========

                 See notes to consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 SUCCESSOR                      PREDECESSOR
                                                                       ----------------------------    -----------------------------
                                                                       FOR THE YEAR      ONE MONTH     ELEVEN MONTHS   FOR THE YEAR
                                                                           ENDED           ENDED           ENDED           ENDED
                                                                        DECEMBER 31,    DECEMBER 31     NOVEMBER 30,    DECEMBER 31,
                                                                           2004            2003            2003            2002
                                                                       ------------     -----------    -------------   -------------
                                                                                              (IN THOUSANDS)
Net sales...........................................................     $ 296,828       $  25,433       $ 243,106       $ 266,521
Cost of sales.......................................................       163,206          14,957         140,863         155,832
                                                                         ---------       ---------       ---------       ---------
  Gross profit......................................................       133,622          10,476         102,243         110,689
Operating expenses:
  Engineering.......................................................        15,423           1,224          12,947          12,424
  Selling, general and administrative...............................        80,865           6,117          67,816          71,010
  Goodwill and asset impairment charges.............................         7,915              --              --              --
  Corporate charges.................................................            --              --              --             541
  Restructuring charges.............................................            --              --              --             478
  Pension curtailment gain..........................................            --              --          (2,414)             --
                                                                         ---------       ---------       ---------       ---------
                                                                           104,203           7,341          78,349          84,453
                                                                         ---------       ---------       ---------       ---------
Operating income....................................................        29,419           3,135          23,894          26,236
Interest expense....................................................       (16,605)         (1,403)        (26,897)        (26,563)
Other income, net...................................................         1,124              85             529           2,727
Loss on early extinguishment of debt................................            --          (1,186)             --              --
                                                                         ---------       ---------       ---------       ---------
Income (loss) before income taxes...................................        13,938             631          (2,474)          2,400
Provision for income taxes..........................................         8,544           1,171           3,585           2,618
                                                                         ---------       ---------       ---------       ---------
Income (loss) before cumulative effect of a change in accounting....         5,394            (540)         (6,059)           (218)
Cumulative effect of change in accounting...........................            --              --              --         (29,863)
                                                                         ---------       ---------       ---------       ---------
  Net income (loss).................................................     $   5,394       $    (540)      $  (6,059)      $ (30,081)
                                                                         =========       =========       =========       =========

                 See notes to consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT AND COMPREHENSIVE INCOME

                                                     SERIES A                    SERIES B
                                                 PREFERRED STOCK              PREFERRED STOCK                  COMMON STOCK
                                             ------------------------    --------------------------     ---------------------------
                                              SHARES          AMOUNT      SHARES           AMOUNT         SHARES            AMOUNT
                                             ----------    ----------    -----------     ----------     ----------       ----------
                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
PREDECESSOR
BALANCE, December 31, 2001................            2    $       --    4,987,015       $       50            110       $       --
 Conversion of Series A and Series B
  Preferred Stock to Common Stock.........           (2)           --   (4,987,015)             (50)     4,987,017               50
 Net loss.................................
Other comprehensive loss--
  Foreign currency translation
   adjustments............................           --            --           --               --             --               --
  Minimum pension liability adjustments...           --            --           --               --             --               --
  Comprehensive net loss..................           --            --           --               --             --               --
                                             ----------    ----------   ----------       ----------     ----------       ----------
BALANCE, December 31, 2002................           --            --           --               --      4,987,127               50
 Net loss.................................           --            --           --               --             --               --
Other comprehensive loss--
  Foreign currency translation
   adjustments............................           --            --           --               --             --               --
  Minimum pension liability adjustments...           --            --           --               --             --               --
  Comprehensive net loss..................           --            --           --               --             --               --
                                             ----------    ----------   ----------       ----------     ----------       ----------
BALANCE, November 30, 2003................           --            --           --               --      4,987,127               50

SUCCESSOR
Net contribution of assets and
  liabilities from Predecessor............           --            --           --               --             --               --
 Share adjustment from Predecessor
  Common Stock, net.......................           --            --           --               --     (4,986,627)             (50)
 Dividend to Parent.......................           --            --           --               --             --               --
 Net loss.................................           --            --           --               --             --               --
Other comprehensive income--
  Foreign currency translation
   adjustments............................           --            --           --               --             --               --
  Minimum pension liability adjustments...           --            --           --               --             --               --
  Comprehensive net income................           --            --           --               --             --               --
                                             ----------    ----------   ----------       ----------     ----------       ----------
BALANCE, December 31, 2003................           --            --           --               --            500               --
 Dividend to Parent.......................           --            --           --               --             --               --
 Net income...............................           --            --           --               --             --               --
Other comprehensive income--
  Foreign currency translation
   adjustments............................           --            --           --               --             --               --
  Minimum pension liability adjustments...           --            --           --               --             --               --
  Comprehensive net income................           --            --           --               --             --               --
                                             ----------    ----------   ----------       ----------     ----------       ----------
BALANCE, December 31, 2004................           --    $       --           --       $       --            500       $       --
                                             ==========    ==========   ==========       ==========     ==========       ==========
                                                 CAPITAL IN       CAPITAL IN                       ACCUMULATED
                                               EXCESS OF PAR -  EXCESS OF PAR -                       OTHER
                                                  PREFERRED          COMMON       ACCUMULATED     COMPREHENSIVE    SHAREHOLDER'S
                                                   STOCK             STOCK           DEFICIT           LOSS            DEFICIT
                                               --------------   ---------------   -----------     -------------    -------------
                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
PREDECESSOR
BALANCE, December 31, 2001................       $   71,820       $    8,310       $ (111,078)      $   (9,076)      $  (39,974)
 Conversion of Series A and Series B
  Preferred Stock to Common Stock.........          (71,820)          71,820               --               --               --
 Net loss.................................                                            (30,081)
Other comprehensive loss--
  Foreign currency translation
   adjustments............................               --               --               --                                --
  Minimum pension liability adjustments...               --               --               --            4,599               --
  Comprehensive net loss..................               --               --               --           (2,552)         (28,034)
                                                 ----------       ----------       ----------       ----------       ----------
BALANCE, December 31, 2002................               --           80,130         (141,159)          (7,029)         (68,008)
 Net loss.................................               --               --           (6,059)              --               --
Other comprehensive loss--
  Foreign currency translation
   adjustments............................               --               --               --            4,441               --
  Minimum pension liability adjustments...               --               --               --           (5,078)              --
  Comprehensive net loss..................               --               --               --               --           (6,696)
                                                 ----------       ----------       ----------       ----------       ----------
BALANCE, November 30, 2003................               --           80,130         (147,218)          (7,666)         (74,704)

SUCCESSOR
Net contribution of assets and
  liabilities from Predecessor............               --           63,315               --               --           63,315
 Share adjustment from Predecessor
  Common Stock, net.......................               --               50               --               --               --
 Dividend to Parent.......................               --             (466)              --               --             (466)
 Net loss.................................               --               --             (540)              --               --
Other comprehensive income--
  Foreign currency translation
   adjustments............................               --               --               --            2,055               --
  Minimum pension liability adjustments...               --               --               --            2,351               --
  Comprehensive net income................               --               --               --               --            3,866
                                                 ----------       ----------       ----------       ----------       ----------
BALANCE, December 31, 2003................               --          143,029         (147,758)          (3,260)          (7,989)
 Dividend to Parent.......................               --               --             (883)              --             (883)
 Net income...............................               --               --            5,394               --               --
Other comprehensive income--
  Foreign currency translation
   adjustments............................               --               --               --            3,106               --
  Minimum pension liability adjustments...               --               --               --           (1,842)              --
  Comprehensive net income................               --               --               --               --            6,658
                                                 ----------       ----------       ----------       ----------       ----------
BALANCE, December 31, 2004................       $       --       $  143,029       $ (143,247)      $   (1,996)      $   (2,214)
                                                 ==========       ==========       ==========       ==========       ==========

 See notes to consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             SUCCESSOR                      PREDECESSOR
                                                                   ----------------------------    -----------------------------
                                                                   FOR THE YEAR      ONE MONTH     ELEVEN MONTHS   FOR THE YEAR
                                                                       ENDED           ENDED           ENDED           ENDED
                                                                    DECEMBER 31,    DECEMBER 31     NOVEMBER 30,    DECEMBER 31,
                                                                        2004            2003            2003            2002
                                                                   ------------     -----------    -------------   -------------
OPERATING ACTIVITIES:
  Net income (loss)..............................................    $   5,394       $    (540)      $  (6,059)      $ (30,081)
  Adjustments to reconcile net income (loss) to cash flows
    from operations--
    Cumulative effect of change in accounting....................           --              --              --          29,863
    Depreciation.................................................        6,055             481           5,592           6,360
    Amortization of identifiable intangibles.....................           13               1              20             120
    Amortization of deferred financing charges and
      pay-in-kind interest charge................................        1,432             134          21,017          19,076
    Goodwill and asset impairment charges........................        7,915              --              --              --
    Provision for bad debts......................................          828            (279)            869             240
    Gain on sale of product lines and other assets...............         (268)             --            (319)         (2,151)
    Pension curtailment gain.....................................           --              --          (2,414)             --
    Restructuring charges........................................           --              --              --             478
    Loss on early extinguishment of debt.........................           --           1,186              --              --
    Deferred income taxes........................................          367            (391)             18             (76)
  Change in operating assets and liabilities:
    Accounts receivable..........................................       (2,262)          2,589          (2,410)         (1,448)
    Inventories..................................................       (5,682)          1,404           3,800           5,706
    Other current assets.........................................       (1,076)          1,000          (2,210)             88
    Accounts payable and accrued liabilities.....................          109             440          (1,761)         (9,944)
    Income taxes.................................................         (886)             56          (1,840)           (370)
    Other long-term assets and long-term liabilities.............        1,785            (335)            986           1,103
                                                                     ---------       ---------       ---------       ---------
      Net cash provided by operating activities..................       13,724           5,746          15,289          18,964
                                                                     ---------       ---------       ---------       ---------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment.....................       (7,722)           (546)         (5,165)         (4,834)
  Proceeds from sale of product lines and other assets...........        2,338              --           1,158           4,570
  Other..........................................................          221              --             166             222
                                                                     ---------       ---------       ---------       ---------
      Net cash used in investing activities......................       (5,163)           (546)         (3,841)            (42)
                                                                     ---------       ---------       ---------       ---------
FINANCING ACTIVITIES:
  Borrowings (repayments) under revolving lines of credit,
    Net..........................................................        1,011         (12,107)           (372)         (9,235)
  Proceeds from issuance of long-term debt.......................           --         125,000              --           1,518
  Repayment of long-term debt....................................         (443)       (110,297)         (9,078)        (10,929)
  Payments for deferred financing costs..........................         (319)         (6,519)             --            (242)
  Dividends to shareholders......................................         (883)           (466)             --              --
                                                                     ---------       ---------       ---------       ---------
      Net cash used in financing activities......................         (634)         (4,389)         (9,450)        (18,888)
                                                                     ---------       ---------       ---------       ---------
Effect of exchange rate changes on cash and cash
  equivalents....................................................          334             242             273             314
                                                                     ---------       ---------       ---------       ---------
CASH AND CASH EQUIVALENTS:
  Net increase...................................................        8,261           1,053           2,271             348
  Balance at beginning of period.................................        6,698           5,645           3,374           3,026
                                                                     ---------       ---------       ---------       ---------
  Balance at end of period.......................................    $  14,959       $   6,698       $   5,645       $   3,374
                                                                     =========       =========       =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
  Interest.......................................................    $  14,113       $     119       $   5,322       $   7,101
                                                                     =========       =========       =========       =========
  Income taxes...................................................    $   6,547       $     403       $   5,419       $   3,193
                                                                     =========       =========       =========       =========
  Noncash financing activities related to debt restructuring -
    Net contribution of assets and liabilities from Predecessor..    $      --       $  63,315       $      --       $      --

                 See notes to consolidated financial statements.

        TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY STRUCTURE

      The consolidated financial statements included herein are:

      a. Telex Communications Intermediate Holdings, LLC ("Intermediate" or "Successor"), which consists of the accounts of Intermediate and Telex Communications, Inc. ("Telex"). Intermediate is a holding company whose assets consist of its investment in Telex and its subsidiaries and some deferred financing costs related to Intermediate's debt. Telex is where operating activities take place.

      b. Telex, which consists of the accounts of Telex Communications, Inc. and its wholly owned subsidiaries.

      Intermediate is a wholly owned subsidiary of Telex Communications Holdings, Inc. ("Old Telex" or "Predecessor"), which is not a registrant. Telex and Intermediate were formed in connection with the November 19, 2003 refinancing of Old Telex's debt obligations and related corporate restructuring. Reference to "the Company" throughout the remainder of these footnotes means Predecessor and/or Successor for the relevant period(s).

      Immediately prior to the closing of the November 2003 refinancing and related corporate restructuring, Old Telex transferred to Telex substantially all of Old Telex's assets and liabilities except, principally, its 13% Senior Subordinated Discount Notes due 2006, in exchange for Telex's common stock. Old Telex then contributed Telex's common stock to Intermediate, a new limited liability company, in exchange for all of Intermediate's membership interests. Telex became a wholly owned subsidiary of Intermediate and Intermediate became a wholly owned subsidiary of Old Telex. The subsidiaries of Old Telex became Telex's subsidiaries as part of the asset transfer. Upon the closing of the restructuring, Old Telex changed its name and Telex was renamed.

      As a result of the November 2003 debt refinancing, which was accounted for as being effective November 30, and the formation of a new entity, the consolidated financial statements for 2003 are split into two periods. The eleven-month period ended November 30, 2003 reflects the results of Old Telex and the one-month period ended December 31, 2003 reflects the results of Intermediate. The following table shows the pro forma results of operations for the year ended December 31, 2003 and 2002 as if the restructuring had occurred at the beginning of 2002 (in thousands):

                                                                                                 2003               2002
                                                                                            ---------------    ---------------
Net sales.............................................................................      $       268,539    $       266,521
Cost of sales.........................................................................              155,820            155,832
                                                                                            ---------------    ---------------
  Gross profit........................................................................              112,719            110,689
Operating expenses....................................................................               85,805             84,453
Operating income......................................................................               26,914             26,236
Interest expense......................................................................              (28,854)           (25,845)
Other income, net.....................................................................                  614              2,727
Loss on early extinguishment of debt..................................................                  (46)                --
                                                                                            ---------------    ---------------
(Loss) income before income taxes.....................................................               (1,372)             3,118
Provision for income taxes............................................................                4,718              2,618
                                                                                            ---------------    ---------------
(Loss) income before cumulative effect of a change in accounting......................               (6,090)               500
Cumulative effect of change in accounting.............................................                   --            (29,863)
                                                                                            ---------------    ---------------
  Net loss............................................................................      $        (6,090)   $       (29,363)
                                                                                            ===============    ===============

      The effects of the restructuring resulted in adjustments to the reported amounts of interest expense, loss on early extinguishment of debt and provision for income taxes when compared to the pro forma results.

DESCRIPTION OF BUSINESS

      The Company is a worldwide industry leader in the design, manufacture and marketing of audio and communications products and systems to commercial, professional and industrial customers. The Company's product lines include sophisticated loudspeaker systems, wired and wireless intercom systems, mixing consoles, digital audio duplication products, amplifiers, wired and wireless microphones, military and aviation products, land mobile communication systems, wireless assistive listening systems and other related products. The Company markets over 30 product lines that span the professional audio and communication sectors. Its products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, presenters, airline pilots and the hearing impaired in order to facilitate speech or communications.

LIQUIDITY AND FINANCING

      The Company is highly leveraged and debt service obligations represent substantial liquidity requirements for the Company.

      On November 19, 2003, in connection with the refinancing of the debt obligations of Old Telex and related corporate restructuring, Telex issued $125 million of 11 1/2% Senior Secured Notes due 2008. Substantially all of the proceeds were used to repay Old Telex's existing senior secured debt that had been transferred to Telex. Old Telex also conducted an exchange offer, exchanging its 13% Senior Subordinated Discount Notes due 2009 for Old Telex's 13% Senior Subordinated Discount Notes due 2006. Holders exchanged Old Telex's 13% Senior Subordinated Discount Notes due 2006 having a book value of $60.1 million for Intermediate's 13% Senior Subordinated Discount Notes due 2009.

      The Company's primary future cash needs will be to fund working capital, capital expenditures and debt service obligations. Intermediate believes that existing cash and cash flows from Telex's operations will be sufficient to meet its future cash needs. If the Company does not generate sufficient cash from operations to meet the cash needs, it may need to incur additional debt through borrowing under its new senior secured credit facility or otherwise. The Company's ability to fund working capital, capital expenditures and debt service will depend on its ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company's control. The Company's senior secured credit facility and the indenture governing its notes impose, and any future indebtedness may impose, various restrictions and covenants which could limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

      Preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Ultimate results could differ from those estimates.

CASH AND CASH EQUIVALENTS

      All temporary investments with original maturities of three months or less at the time of purchase are considered cash equivalents. These investments are carried at cost, which approximates fair value.

ACCOUNTS RECEIVABLE

      The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness. The Company continuously monitors collections from customers and maintains a provision for estimated credit losses based on historical experience and any specifically identified collection issues.

INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out) or market and include amounts for materials, labor and overhead.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are recorded at cost and are depreciated primarily using the straight-line method over the estimated useful lives, ranging from 5 to 31 years for buildings and improvements, and 1.5 to 12 years for machinery and equipment.

      The Company capitalizes certain software implementation costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Direct internal and all external implementation costs and purchased software have been capitalized and depreciated using the straight-line method over estimated useful lives, ranging from two to five years. As of December 31, 2004 and 2003, total accumulated software implementation costs of $12.6 million and $11.3 million, respectively, have been capitalized and are included in equipment and construction in progress. The Company expenses reengineering costs as incurred.

DEFERRED FINANCING COSTS

      Deferred financing costs represent costs incurred to issue debt and obtain related amendments. These costs are being amortized over the terms of the related debt.

      Unamortized debt issuance costs are as follows:

                                       2004       2003
                                     --------   --------
Intermediate......................   $    812   $    918
Telex.............................      5,350      6,368
                                     --------   --------
                                     $  6,162   $  7,286
                                     ========   ========

GOODWILL

      Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) effective January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. If the carrying amount of assets of a reporting unit, including goodwill, exceeds its fair value, then the amount of the impairment loss must be measured. The Company incurred a goodwill impairment loss of $7.6 million in the year ended December 31, 2004. See note 6 for additional disclosure.

LONG-LIVED ASSETS

      The Company reviews long-lived assets for impairment annually or more frequently when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value.

      In the year ended December 31, 2004, the Company incurred an impairment loss of $0.3 million related to its idle Buchanan, Michigan manufacturing facility.

ACCUMULATED OTHER COMPREHENSIVE LOSS

      The components of accumulated other comprehensive loss are as follows (in thousands):

                                    2004              2003
                                -------------     -------------
Foreign currency translation    $      (6,271)    $      (3,165)
Minimum pension liability               8,267             6,425
                                -------------     -------------
                                $       1,996     $       3,260
                                =============     =============

REVENUE RECOGNITION

      Revenue from product sales is recognized at the time of shipment provided that persuasive evidence of a sales arrangement exists, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations. The Company also offers customers certain rights to return products. The Company continuously monitors and tracks such product returns and records a provision for the estimated amount of such future returns, based on historical experience and any notification we receive for known pending returns. While such returns have historically been within the Company's expectations and provisions established, the Company cannot guarantee that its historical experience will continue.

SHIPPING AND HANDLING COSTS

      The Company records shipping and handling costs billed to a customer in a sales transaction as revenue. The amount included in revenue was $1.6 million, $0.1 million, $1.4 million, and $1.6 million for the year ended December 31, 2004, the one-month period ended December 31, 2003, the eleven-month period ended November 30, 2003 and the year ended December 31, 2002, respectively. The costs associated with shipping and handling are included as a component of selling, general and administrative expenses. Shipping and handling costs for the year ended December 31, 2004, the one-month period ended December 31, 2003, the eleven-month period ended November 30, 2003 and the year ended December 31, 2002 were $4.1 million, $0.3 million, $3.5 million and $4.0 million, respectively.

WARRANTY COSTS

      The Company offers a warranty on certain of its products for workmanship and performance for periods of generally up to one year. Warranty costs are accrued at the time of sale and are based on expected average repair costs and return rates developed by the Company using historical data. Warranty costs for the year ended December 31, 2004, the one-month period ended December 31, 2003, the eleven-month period ended November 30, 2003 and the year ended December 31, 2002 were $2.2 million, $0.1 million, $1.7 million and $0.8 million, respectively.

PRODUCT DEVELOPMENT COSTS

      Engineering costs associated with the development of new products and changes to existing products are charged to operations as incurred.

ADVERTISING COSTS

      Advertising costs are expensed when incurred. Advertising costs for the year ended December 31, 2004, the one-month period ended December 31, 2003, the eleven-month period ended November 30, 2003 and the year ended December 31, 2002 were $4.8 million, $0.4 million, $4.4 million and $5.5 million, respectively.

INCOME TAXES

      The Company accounts for income taxes utilizing the liability method of accounting. Deferred income taxes are recorded to reflect the tax consequences of differences between the tax and the financial reporting bases of assets and liabilities. The Company's tax provision for the year ended December 31, 2004 and for the one-month period ended December 31, 2003 was calculated on a separate company basis under a tax sharing agreement with Old Telex. The Company's taxable income is included with the consolidated federal income tax return of Old Telex.

FOREIGN CURRENCY

      The balance sheets and results of operations of the Company's international subsidiaries are measured using local currencies as the functional currency. Income statement accounts are translated at the average exchange rates in effect during the year. Assets and liabilities are translated at the exchange rates at the balance sheet date. The resulting balance sheet translation adjustments are included in accumulated other comprehensive loss in shareholders' deficit. Foreign exchange transaction gains and losses realized and those attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income.

FINANCIAL INSTRUMENTS

      The Company uses foreign currency forward exchange contracts to manage and reduce risk to the Company by generating cash flows which offset cash flows of certain transactions in foreign currencies. The Company's derivative financial instruments are used as risk management tools and not for speculative or trading purposes. Although not material, these derivatives represent assets and liabilities and are classified as other current assets or other current liabilities on the accompanying Consolidated Balance Sheets.

      The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended,on January 1, 2001. The Company has designated its forward contracts as fair value hedges and recognizes the gains and losses on the changes in the fair values of the Company's derivative instruments in other income. Historically, the gains and losses on these transactions have not been significant.

STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations, using the intrinsic value method. In addition, the Company has adopted the disclosure requirements related to its stock plans according to SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" (SFAS 148).

      The fair values of the stock options under the Old Telex stock option plan and the subscription and option agreement with our chief executive officer were estimated as of the grant date using the Black-Scholes option - pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility. The Company's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Calculated under SFAS 123, the per share fair values of stock options granted in 2004 were zero. The Company considered the expected life of the options and the risk-free interest rate at the time the options were granted. No dividends were expected and the minimum value method does not consider volatility.

CONCENTRATIONS, RISKS AND UNCERTAINTIES

      The Company is highly leveraged. The Company's high degree of leverage could have important consequences, including but not limited to the following:
(i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a portion of the Company's cash flow from operations must be dedicated to debt service, thereby reducing the funds available to the Company for other purposes; and (iii) the Company's flexibility to adjust to changing market conditions and the ability to withstand competitive pressures could be limited, and the Company may be more vulnerable to a downturn in general economic conditions or its business, or may be unable to carry out capital spending that is important to its growth strategy.

      Technological innovation and leadership are among the important factors in competing successfully in the Company's business. The Company's future results in this segment will depend, in part, upon its ability to make timely and cost-effective enhancements and additions to its technology and to introduce new products that meet customer demands, including products utilizing digital technology, which are increasingly being introduced in many of the Company's markets. The success of current and new product offerings is dependent on several factors, including proper identification of customer needs, technological development, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures. There can be no assurance that the Company will successfully identify and develop new products in a timely manner, that products or technologies developed by others will not render the Company's products obsolete or noncompetitive, or that constraints in the Company's financial resources will not adversely affect its ability to develop and implement technological advances.

      The Company has substantial assets located outside of the United States, and a substantial portion of the Company's sales and earnings are attributable to operations conducted abroad and to export sales, predominantly in Western Europe and Asia Pacific. The Company's international operations subject the Company to certain risks, including increased exposure to currency exchange rate fluctuations. The Company hedges a portion of its foreign currency exposure by incurring liabilities, including bank debt, denominated in the local currencies of those countries where its subsidiaries are located and manages currency risk exposure to foreign currency-denominated intercompany balances through forward foreign exchange contracts. The Company's international operations also subject it to certain other risks, including adverse political or economic developments in the foreign countries in which it conducts business, foreign governmental regulation, dividend restrictions, tariffs and potential adverse tax consequences, including payment of taxes in jurisdictions that have higher tax rates than the United States.

      From time to time, the Company enters into forward exchange contracts primarily to hedge intercompany balances attributed to intercompany sales. It does not engage in currency speculation. The Company's foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the inventory purchase commitments. These foreign exchange contracts typically have maturity dates which do not exceed one year and require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. As of December 31, 2004, the Company had outstanding foreign currency forward exchange contracts with a notional amount of $15.2 million and with an average maturity of 43 days. The fair value of these contracts was not material at December 31, 2004.

      The Company offers a range of products to a diverse customer base throughout the world. Terms typically require payment within a short period of time; however, the Company periodically offers extended payment terms to certain qualified customers. As of December 31, 2004, the Company believes it has no significant customer or geographic concentration of accounts receivable that could expose the Company to a material short-term financial impact.

RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on member's deficit or net income (loss) as previously reported.

NEW ACCOUNTING STANDARDS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123(R), "Share-Based Payment" (SFAS 123R), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in Statement No. 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

      SFAS 123R must be adopted no later than July 1, 2005. Intermediate expects to adopt SFAS 123R on July 1, 2005. The Company plans to adopt SFAS 123R using the prospective transition method. The "prospective transition" method is a method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after the effective date.

      As permitted by Statement No. 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adopting SFAS 123R on future period earnings cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

      In December 2003, the FASB issued revisions to SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106" (SFAS 132). SFAS 132 addresses additional disclosure requirements on an annual and interim basis. SFAS 132 is effective for fiscal years ending after December 15, 2003. Interim-period disclosure requirements are effective for interim periods beginning after December 15, 2003. The Company has included the additional disclosures required under SFAS 132.

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This was an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses the consolidation of variable interest entities by businesses. The Company used the guidelines in FIN 46 to analyze the Company's relationship with DRF 12000 Portland LLC (owner of its corporate headquarters facility) and concluded that DRF 12000 Portland LLC is not a variable interest entity to the Company, and therefore the current method of consolidation remains appropriate.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 addresses reporting gains and losses from extinguishment of debt as well as other matters. SFAS 145 eliminates FASB Statement No. 4 that requires that gains or losses from the extinguishment of debt be reported as an extraordinary item. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. The one-month period ended December 31, 2003 loss on early extinguishment of debt did not meet the criteria in Opinion 30 to be classified as an extraordinary item.

NOTE 2 - DISPOSITIONS

      During the year ended December 31, 2004, the Company recognized a gain of $0.3 million on cash proceeds of approximately $2.3 million related to the sale of its Australian subsidiary.

      During the eleven months ended November 30, 2003, the Company recognized a gain of $0.3 million on cash proceeds of approximately $1.2 million related to the sales of its idle facilities in Rochester, Minnesota and Newport, Tennessee.

      During the year ended December 31, 2002, the Company recognized a gain of $0.9 million on cash proceeds of approximately $2.7 million associated with the sale of its hearing instrument products business. The Company recognized a gain of $1.2 million on cash proceeds of approximately $1.7 million related to the sale of its idle facility in Sevierville, Tennessee. The Company also had other miscellaneous asset sales that resulted in recognition of a gain of $0.1 million on cash proceeds of approximately $0.2 million.

NOTE 3 - RESTRUCTURING CHARGES

      During 2002, the Company recorded pretax restructuring charges of $0.5 million related to the cost of settlement and curtailment in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88). In 2002, lump sum payments were made to former employees whose positions were terminated as part of restructuring measures announced in 2001. The payments resulted in a partial settlement under SFAS 88 in 2002. The resulting charge could not be estimated as a cost in 2001 because the number of participants taking lump sum settlements could not be measured.

      The following table summarizes the status of the Company's business restructuring reserve during the eleven months ended November 30, 2003 and the year ended December 31, 2002 (in thousands):

                                   EMPLOYEE      LEASE                    TOTAL
                                  SEPARATION  TERMINATION  OTHER EXIT  RESTRUCTURING
                                     COSTS    OBLIGATIONS    COSTS       RESERVE
                                  ----------  -----------  ----------  -------------
Balance as of December 31,
  2001..........................   $ 2,470       $ 246       $ 286       $ 3,002
Charges.........................       478          --          --           478
Cash payments...................    (2,428)       (151)        (43)       (2,622)
Pension settlement and
  curtailment...................      (762)         --          --          (762)
Reclassifications ..............       338         (95)       (243)           --
                                   -------       -----       -----       -------
Balance as of December 31,
  2002..........................   $    96       $  --       $  --       $    96
Cash payments...................       (96)         --          --           (96)
                                   -------       -----       -----       -------
Balance as of November 30,
  2003..........................   $    --       $  --       $  --       $    --
                                   =======       =====       =====       =======

NOTE 4 - INVENTORIES

      Inventories consist of the following as of December 31 (in thousands):

                                         2004       2003
                                       --------   --------
Raw materials.......................   $ 24,088   $ 18,941
Work in process.....................      8,006      6,150
Finished goods......................     20,479     20,876
                                       --------   --------
                                       $ 52,573   $ 45,967
                                       ========   ========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following as of December 31 (in thousands):

                                                   2004         2003
                                                ---------    ---------
Land and improvements........................   $   2,094    $   1,981
Buildings and improvements...................      26,182       24,717
Machinery and equipment......................     115,304      107,889
Construction in progress.....................       2,327        1,592
                                                ---------    ---------
                                                  145,907      136,179
Less- Accumulated depreciation...............    (113,882)    (106,228)
                                                ---------    ---------
                                                $  32,025    $  29,951
                                                =========    =========

NOTE 6 - GOODWILL

      The Company adopted SFAS 142, on January 1, 2002 with respect to goodwill and intangible assets acquired prior to July 1, 2001. Under SFAS 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The Company completed the initial review for impairment in the second quarter of 2002 and concluded that there was an indication of goodwill impairment for the Professional Audio business segment, which had $46.7 million of unamortized goodwill. As of December 31, 2002, the Company completed the measurement of the impairment loss and wrote down the goodwill by $29.9 million. The fair value of the businesses measured was based on a combination of market and income (using discounted cash flows) approaches. SFAS 142 required that the impairment loss be recognized as a cumulative effect of change in accounting as of January 1, 2002. The Company also has certain amounts of goodwill denominated in foreign currencies that fluctuate with movement of exchange rates.

      In 2004 the Company recorded a goodwill impairment charge of $7.6 million based on the annual impairment evaluation. The charge is associated with the Germany electronics operating unit within the Professional Audio segment. This impairment charge, which is non-deductible for income tax purposes, adjusted the carrying value of the operating unit's goodwill to its implied fair value. In 2004, the operating unit experienced a decline in operating performance compared to prior year results and budgeted 2004 results. Additionally, we have forecasted similar operating results for 2005. No goodwill impairment was indicated for other operating units.

      The changes in the carrying value of goodwill for the year ended December 31, 2004 and 2003, by operating segment are as follows:

                                                                 AUDIO AND WIRELESS
                                                 PROFESSIONAL AUDIO      TECHNOLOGY         TOTAL
                                                 ------------------  ------------------  -----------
Balance as of December 31, 2002................      $   17,064           $  6,090       $    23,154
Foreign currency translation...................             142                 --               142
                                                     ----------           --------       -----------
Balance as of November 30, 2003................      $   17,206           $  6,090       $    23,296
Foreign currency translation...................              57                 --                57
                                                     ----------           --------       -----------
Balance as of December 31, 2003................      $   17,263           $  6,090       $    23,353
Goodwill impairment............................          (7,604)                --            (7,604)
Foreign currency translation...................              96                 --                96
                                                     ----------           --------       -----------
Balance as of December 31, 2004................      $    9,755           $  6,090       $    15,845
                                                     ==========           ========       ===========

      Other intangible assets determined to have definite lives are amortized over their remaining useful lives. The other intangible assets consist of dealer and distributor lists, patents and engineering drawings and tradenames. These assets are included on the consolidated balance sheet as a component of other assets and totaled less than $0.1 million, net of accumulated amortization, as of December 31, 2004 and 2003, respectively.

NOTE 7 - DEBT

REVOLVING LINES OF CREDIT

      In November 2003, Telex entered into a $15.0 million senior credit facility (the Facility) as part of Old Telex's debt restructuring. Under the Facility, the Company may borrow up to $15.0 million, subject to a borrowing base limitation. At December 31, 2004, the Company's borrowing base limited the Company's borrowing capacity under the Facility to $13.9 million. Interest on outstanding borrowings is calculated, at the Company's option, using the lender's index rate plus 1.0% or LIBOR (3.10% at December 31, 2004) plus 2.5%. At December 31, 2004, the Company had no borrowings under the Facility. The revolving line of credit expires on July 12, 2008 unless earlier terminated. The Facility requires an annual commitment fee of 0.5% of the unused portion of the commitment. Borrowings are secured by substantially all domestic accounts receivable and inventories. The Company had letters of credit outstanding of $0.3 million as of December 31, 2004.

      Certain foreign subsidiaries of the Company have entered into agreements with banks to provide for local working capital needs. Under these agreements, the Company may make aggregate borrowings of up to $12.8 million. At December 31, 2004, the Company had borrowings of $1.0 million and guarantees of $0.3 million under these facilities, leaving $11.5 million available. The interest rates in effect on these facilities, as of December 31, 2004, ranged from 3.40% to 6.75% and are generally subject to change based upon prevailing local prime rates. In certain instances, the facilities are secured by a lien on foreign real estate, leaseholds or accounts receivable and inventories, or are guaranteed by another subsidiary of the Company.

LONG-TERM DEBT

      Long-term debt consists of the following as of December 31 (in thousands):

                                                                                2004          2003
                                                                             -----------   -----------
TELEX
Senior Secured Notes, due October 15, 2008, bearing interest of 11.5%
  payable semiannually, secured by substantially all assets of the
  Company and 65% of the voting stock of foreign subsidiaries owned by
  the Company.............................................................   $   125,000   $   125,000
Interest-free loan, discounted at an effective interest rate of 10.5%, due in monthly installments beginning March 2002 through February 2010, secured by Morrilton, Arkansas building (net of unamortized discount of
  $259 and $352)..........................................................           838           957

Other.....................................................................           720           902
                                                                             -----------   -----------
                                                                                 126,558       126,859
Less- Current portion.....................................................          (479)         (446)
                                                                             -----------   -----------
       Total Telex long-term debt.........................................       126,079       126,413

INTERMEDIATE
Senior Subordinated Discount Notes, due January 15, 2009, with an effective interest rate, exclusive of capitalized debt issuance costs, of 15.4%, accreting at 12.0% on the deemed issue price of $60,139,
  unsecured (net of unamortized discount of $58,130 and $67,900)..........        70,986        61,216
                                                                             -----------   -----------
          Total long-term debt............................................   $   197,065   $   187,629
                                                                             ===========   ===========

      On November 19, 2003, in connection with the refinancing of the debt obligations of Old Telex and related corporate restructuring, Telex issued $125 million of 11 1/2% Senior Secured Notes due 2008. Substantially all of the proceeds were used to repay Old Telex's existing senior secured debt that had been transferred to Telex. The 13% Senior Subordinated Discount Notes due 2006 remained debt obligations of Old Telex. As a result of this repayment the Company recorded a $1.2 million pretax loss from the write-off of deferred financing costs and discounts associated with the repaid debt instruments.

      The debt refinancing also included an exchange offer associated with Old Telex's 13% Senior Subordinated Discount Notes due 2006. Holders of these notes could consent to exchange them for new 13% Senior Subordinated Discount Notes due 2009 issued by Intermediate, receiving a 1% premium on the then-current accreted value of such notes and future cash interest payments of 1% per annum on the accreted value of the notes (which accrete at a rate of 12% per annum) or they could elect to retain their Old Telex 13% Senior Subordinated Discount Notes due 2006. Holders of Old Telex's 13% Senior Subordinated Discount Notes due 2006 with a book value of $60.1 million as of November 19, 2003 exchanged their notes and holders of Old Telex 13% Senior Subordinated Discount Notes due 2006 with a book value of $1.8 million retained such notes.

      The Senior Secured Notes and the Senior Credit Facility contain certain financial and nonfinancial restrictive covenants, including limitations on additional indebtedness, payment of dividends, certain investments, sale of assets, consolidations, mergers and transfers of all or substantially all of the Company's assets and capital expenditures, subject to certain qualifications and exceptions. The Company was in compliance with all covenants related to all debt agreements at December 31, 2004 and 2003.

      Aggregate annual payments for maturities of long-term debt are as follows for the years ended December 31 (in thousands):

2005...................................................    $     479
2006...................................................          495
2007...................................................          383
2008...................................................      125,212
2009...................................................      129,329
Thereafter.............................................           35
                                                           ---------
Total at maturity value ...............................      255,933
                                                           ---------
Less- unamortized discount and interest to be accrued..      (58,389)
                                                           ---------
                                                           $ 197,544
                                                           =========

NOTE 8 - INCOME TAXES

      The Company's pretax income (loss) before cumulative effect of change in accounting for U.S. and foreign subsidiaries was as follows for the year ended December 31, 2004, the one-month period ended December 31, 2003, the eleven-month period ended November 30, 2003 and the year ended December 31, 2002 (in thousands):

                                 SUCCESSOR              PREDECESSOR
                                 ---------              -----------
                             2004        2003        2003          2002
                          ----------   -------   -----------   ----------
United States...........  $  (10,255)  $  (524)  $   (11,416)  $   (8,431)
Foreign.................      13,418      (146)        8,942       10,831
                          ----------   -------   -----------   ----------
Income (loss)...........  $    3,163   $  (670)  $    (2,474)  $    2,400
                          ==========   =======   ===========   ==========

      Significant components of the provision for income taxes are as follows for the year ended December 31, 2004, the one-month period ended December 31, 2003, the eleven-month period ended November 30, 2003 and the year ended December 31, 2002 (in thousands):

                               SUCCESSOR             PREDECESSOR
                               ---------             -----------
                             2004       2003        2003       2002
                          ---------  ---------   ---------  ---------
Current:
  Federal...............  $   2,650  $     796   $      --  $    (362)
  State.................        113         56          90         --
  Foreign...............      5,414        710       3,477      3,056
                          ---------  ---------   ---------  ---------
                              8,177      1,562       3,567      2,694
Deferred................        367       (391)         18        (76)
                          ---------  ---------   ---------  ---------
                          $   8,544  $   1,171   $   3,585  $   2,618
                          =========  =========   =========  =========

      A reconciliation of the income taxes computed at the federal statutory rate to the Company's income tax provision is as follows for the year ended December 31, 2004, the one-month period ended December 31, 2003, the eleven-month period ended November 30, 2003 and the year ended December 31, 2002 (in thousands):

                                                         SUCCESSOR              PREDECESSOR
                                                         ---------              -----------
                                                      2004        2003        2003        2002
                                                   ----------  ----------  ----------  -----------
Federal tax (benefit) at statutory rate..........  $   1,075   $    (228)  $    (841)  $   (9,338)
State tax (benefit), net of federal tax..........         44          38        (316)      (1,359)
Nondeductible goodwill impairment and
  amortization...................................      2,691          -0-         --       10,770
Change in deferred tax asset valuation
  allowance......................................      1,706        (105)      4,003        1,853
Foreign tax rate differences.....................      1,219         369         421          (67)
Other............................................      1,809       1,097         318          759
                                                   ---------   ---------   ---------   ----------
                                                   $   8,544   $   1,171   $   3,585   $    2,618
                                                   =========   =========   =========   ==========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows as of December 31 (in thousands):

                                                             2004         2003
                                                          ----------   ----------
Deferred tax liabilities:
  Tax over book depreciation.........................     $    1,019   $      983
  Tax over book amortization.........................            (21)        (134)
  Foreign related liability..........................             --          503
  Section 481(a) adjustment..........................            582          776
                                                          ----------   ----------
     Total deferred tax liabilities..................          1,580        2,128
                                                          ----------   ----------
Deferred tax assets:
  Nondeductibe Interest Expense at LLC...............          3,829          377
  Pension accrual....................................          2,719        2,949
  Inventory reserves.................................          1,788        2,300
  Bad debt reserves..................................            410          499

  Vacation accrual.....................................             678          674
  Warranty reserves....................................             924          770
  Tax loss carryforward................................             748          947
  Other................................................           2,444        3,364
                                                             ----------   ----------
     Total deferred tax assets.........................          13,540       11,880
Valuation allowance....................................         (11,812)      (9,228)
                                                             ----------   ----------
     Deferred tax assets, net of valuation allowance...           1,728        2,652
                                                             ----------   ----------
Net deferred tax assets................................      $      148   $      524
                                                             ==========   ==========

      The total current deferred tax asset of $1,088,000 and $975,000 at December 31, 2004 and 2003, respectively, is included in other current assets. The total noncurrent deferred tax asset of $55,000 at December 31, 2003, is included in other long-term assets. A noncurrent tax liability of $940,000 and $506,000 at December 31, 2004 and 2003, respectively, is included in other long-term liabilities.

      The Company has established a net deferred tax valuation allowance of $11.8 million due to the uncertainty of the realization of future tax benefits. This amount relates primarily to U.S. deferred tax assets because of uncertainty regarding their realization. Management has considered this factor in reaching our conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

      As of December 31, 2004, the Company has foreign net operating loss carryforwards of $0.6 million, which expire between 2006 and 2012. As a result of the November 2003 debt restructuring, the U.S. net operating loss carryforward generated through November 2003 was retained by Old Telex. Intermediate and Telex file a consolidated U.S. tax return with Old Telex. The tax provisions recorded by Telex are calculated on a separate company basis under a tax sharing agreement with Old Telex. Telex has a payable to Old Telex of $3.3 million and $0.8 million as of December 31, 2004 and 2003, respectively, included in other long-term liabilities

      As of December 31, 2004, the Company has a reserve of $3.7 million included in income taxes payable in accordance with a settlement with the Internal Revenue Service (IRS) for the expected tax liability, penalties and accrued interest (as of the settlement date) related to a dispute for taxable years 1990 through 1995. The Company has agreed with the IRS on the final amount of the tax liability to be paid and has been making monthly payments.

NOTE 9 - RELATED-PARTY TRANSACTIONS

      For the year ended December 31, 2002 the Company recorded a charge to operations of $0.5 million for management services provided by GSC , a related party. The services include, but were not limited to, developing and implementing corporate and business strategy and providing other consulting and advisory services. This agreement expired in May 2002.

      In December 2003, the Company paid $1.5 million of the outstanding advisory fee balance. The remaining amount outstanding of $1.4 million was paid in January 2004. The Company accrued the advisory fee, together with interest, at the rate of 2 percent per month.

      GSCP Recovery (US), LLC, an affiliate of GSC, purchased $9.8 million of the $20.0 million principal Tranche A Senior Secured Notes in April 2001 and $5.0 million of the $10.0 million principal Tranche B Senior Secured Notes in November 2001. In 2002, GSCP Recovery (US), LLC sold their interest in these notes. These notes were repaid with the proceeds from the Telex Senior Secured Notes issued in the November 2003 debt restructuring.

      In 2000, the Company relocated its corporate headquarters to a facility leased from DRF 12000 Portland LLC (the LLC), an entity in which the Company has a 50% interest. The Company contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. The Company's allocable share of the LLC income is included as a component of other income in the accompanying consolidated statements of operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At December 31, 2004, the remaining balance on the mortgage was $6.6 million. The annual lease payments to the LLC are $1.1 million for years 1 to 5 and $1.2 million for years 6 to 10. The Company may renew the lease at the end of the initial lease for three renewal terms of five years each. The lease has been classified as an operating lease and the Company records the lease obligations as rent expense.

The LLC results of operations and the Company's equity in earnings of the LLC were (in thousands):

                                                       SUCCESSOR          PREDECESSOR
                                                       ---------          -----------
                                                     2004      2003     2003       2002
                                                   ---------  ------  ---------  ---------
Gross revenue....................................  $   1,736  $  144  $   1,584  $   1,784
Costs and expenses...............................      1,464     123      1,358      1,548
                                                   ---------  ------  ---------  ---------
Net income.......................................  $     272  $   21  $     226  $     236
                                                   =========  ======  =========  =========
Equity share in earnings of the LLC..............  $     136  $   10  $     113  $     118
                                                   =========  ======  =========  =========

      Condensed balance sheet information for the LLC as of December 31 was (in thousands):

                            2004         2003
                          ---------    ---------
Current assets            $      69    $     150
Noncurrent assets             9,137        9,162
Current liabilities             357          360
Noncurrent liabilities        7,359        7,298

NOTE 10 - PENSION AND POSTRETIREMENT BENEFITS

      The Company has one noncontributory defined benefit cash balance pension plan as a result of a merger in August 2000 of the Company's union employee plan with its nonunion employee plan. Two benefit structures, union and nonunion, are maintained under the merged plan. Under the terms of the cash balance pension plan, accrued benefits are expressed as "account balances" for each participant. Through June 30, 2003, each active participant's account received a benefit credit each year based on the participant's age, vesting service, and total remuneration covered by the pension plan, consisting of base salary, commission, overtime and bonuses paid to the participant. Each year the account balances are increased by an interest credit based on the average six-month U.S. Treasury bill rate for November 1 of the prior year, plus 1%. The interest credit for a full calendar year will not be less than 5%, nor greater than the interest rate used to determine lump sum payments. Effective June 30, 2003 the Company made a decision to freeze future pension plan benefits. The decision resulted in recognition of previously unrecognized prior service benefits in accordance with SFAS No. 88. Plan participants will continue to receive interest credits, but will no longer receive a benefit credit.

      Pension costs are funded annually, subject to limitations. The Company's funding policy is to make annual contributions of not less than the minimum required by applicable regulations.

      The following table presents the funded status of the plans as of and for the years ended December 31 (in thousands):

                                                       PENSION BENEFITS
                                                        2004       2003
                                                      --------   --------
Change in benefit obligation:
  Benefit obligation at beginning of period.........  $ 23,008   $ 24,389
  Service cost......................................        --        485
  Interest cost.....................................     1,337      1,415
  Actuarial loss (gain).............................     1,847      1,033
  Benefits paid.....................................    (2,296)    (2,307)
  Effects of curtailment............................        --     (2,007)
                                                      --------   --------
Benefit obligation at end of period.................    23,896     23,008
                                                      --------   --------
Change in plan assets:
  Fair value of plan assets at beginning of period..    17,253     15,061
  Actual return on plan assets......................     1,827      2,621
  Employer contribution.............................       467      1,878
  Benefits paid.....................................    (2,296)    (2,307)
                                                      --------   --------
Fair value of plan assets at end of period..........    17,251     17,253
                                                      --------   --------
Change in funded status:
  Funded status.....................................    (6,645)    (5,755)
  Unrecognized actuarial loss.......................     8,267      6,425
                                                      --------   --------
Net amount recognized...............................  $  1,622   $    670
                                                      ========   ========
Amounts recognized in the consolidated balance
   sheets consist of:
  Accrued benefit liability.........................  $ (6,645)  $ (5,755)
  Accumulated other comprehensive loss..............     8,267      6,425
                                                      --------   --------
Net amount recognized...............................  $  1,622   $    670
                                                      ========   ========

                                                             PENSION BENEFITS
                                                   SUCCESSOR                  PREDECESSOR
                                                   ---------                  -----------
                                              YEAR       ONE MONTH    ELEVEN MONTHS    YEAR
                                              ENDED        ENDED          ENDED        ENDED
                                          DECEMBER 31,  DECEMBER 31,   NOVEMBER 30, DECEMBER 31,
                                              2004         2003           2003         2002
                                          ------------  ------------  ------------- ------------
Weighted average assumptions used to
  determine benefit
  obligations at December 31:
  Discount rate.........................        5.25%          6.0%         6.0%           6.5%
  Rate of compensation
    increase............................         N/A           N/A          N/A            4.5
Weighted average assumptions used
  to determine net periodic
  pension cost:
  Discount rate.........................         6.0%          6.5%         6.5%           7.0%
  Expected return on plan
    assets..............................         8.5           8.5          8.5            9.0
  Rate of compensation
    increase............................         N/A           4.5          4.5            4.5
Components of net periodic
  benefit cost (income):
  Service cost..........................   $      --     $      40      $   445       $  1,198
  Interest cost.........................       1,337           118        1,297          1,795
  Expected return on plan
    assets..............................      (1,822)         (154)      (1,695)        (2,544)
  Amortization of prior service
    cost................................          --           (15)        (159)          (393)
  Recognized actuarial gain.............          --            --           --            (45)
  Settlement/curtailment (gain)
    loss................................          --            --       (2,414)           773
                                           ---------     ---------      -------       --------
Net periodic benefit (income)
  cost..................................   $    (485)    $     (11)     $(2,526)      $    784
                                           =========     =========      =======       ========

      The expected rate of return on pension plan assets is based on the weighting of the Company's asset allocations and the 30-year rolling historical averages during the period 1926-2001. The expected return ranged from 7.3% to 10.1% with a midpoint of approximately 8.5%, the expected return on plan assets rate selected by the Company.

      The increase (decrease) in the minimum liability included in other comprehensive loss was $1,841,000, ($2,351,000), $5,078,000 and $2,552,000 for
the year ended December 31, 2004, the one-month period ended December 31, 2003, the eleven-month period ended November 30, 2003 and the year ended December 31, 2002, respectively.

      The pension plan asset allocations at December 31, 2004 and 2003, by asset category are as follows:

                         2004    2003
                         ----    ----
Asset Category
  Equity securities..      64%     60%
  Debt securities....      14      20
  Other..............      22      20
                          ---     ---
     Total...........     100%    100%
                          ===     ===

      The Company's investment policy is to maintain equity securities in the range of 40% to 70% of plan assets, debt securities in the range of 20% to 30% and other assets in the range of 15% to 25%. Pension plan asset performance and allocations are reviewed quarterly. The Company expects to make contributions totaling less than $0.1 million in 2005 based on current actuarial data.

      The Company provides a 401(k) savings plan for U.S. employees. Employee contributions of up to 6% of eligible compensation are matched 50% by the Company. The Company's contributions amounted to $0.8 million, $0.5 million, $0.3 million and $0.7 million for the year ended December 31, 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003 and the year ended December 31, 2002, respectively. The match was suspended between April and October of 2003 with a retro contribution accrued in December 2003.

      The Company's Japanese subsidiary also has a retirement and termination plan (the Retirement Plan), which provides benefits to employees in Japan upon their termination of employment. The benefits are based upon a multiple of the employee's monthly salary, with the multiple determined based upon the employee's years of service. The multiple paid to employees who retire or are involuntarily terminated is greater than the multiple paid to those who voluntarily terminate their services. The Retirement Plan is unfunded, and the accompanying consolidated balance sheet includes a liability of approximately $1.0 million at December 31, 2004, which represents the actuarially determined estimated present value of the Company's liability as of this date. In developing this estimate, the actuary used discount and compensation growth rates prevailing in Japan of 1.0% and 3.2%, respectively. The Company charged to expense $0.2 million, $17,000, $0.2 million and $0.2 million, respectively, for the year ended December 31, 2004, the one-month period ended December 31, 2003, the eleven-month period ended November 30, 2003 and year ended December 31, 2002.

      The benefits expected to be paid over the next ten years are as follows, for the years ended December 31 (in thousands):

                          U.S. PLAN    JAPAN PLAN
                          ---------    ----------
2005.................     $   2,133    $      49
2006.................         1,904           50
2007.................         1,863           97
2008.................         2,010           53
2009.................         1,818          451
2010-2014............         8,854          269

      The Company provides postretirement benefits of health and life insurance to a limited number of its U.S. retirees. Contributions paid by the employees toward the cost of the plan are a flat dollar amount per month in certain instances or a range from 25% to 100% of the cost of the plan in other instances. The accumulated postretirement benefit obligation recognized by the Company was $122,000 and $191,000 as of December 31, 2004 and 2003, respectively. The net periodic benefit (income) cost was $(69,000), $2,000, $(322,000) and $18,000 for the year ended December 31, 2004, the one-month period ended December 31, 2003, the eleven-month period ended November 30, 2003 and the year ended December 31, 2002, respectively. The eleven-month period ended November 30, 2003 includes a benefit of $339,000 resulting from a curtailment due to the exclusion of all nonunion participants as of June 30, 2003.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LITIGATION

      From time to time the Company is a party to various legal actions in the normal course of business. The Company believes that it is not currently a party in any litigation which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

ENVIRONMENTAL MATTERS

      The Company and its operations are subject to extensive and changing U.S. federal, state, local and foreign environmental laws and regulations, including, but not limited to, laws and regulations that impose liability on responsible parties to remediate, or contribute to the costs of remediating, currently or formerly owned or leased sites or other sites where solid or hazardous wastes or substances were disposed of or released into the environment. These remediation requirements may be imposed without regard to fault or legality at the time of the disposal or release. Although the Company believes that its current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to the Company's facilities or operations. The Company believes that compliance with U.S. federal, state, local and foreign environmental protection laws and provisions should have no material adverse effect on its results of operations or financial condition.

      The Company's site in Buchanan, Michigan, formerly owned by Mark IV Industries (Mark IV), has been designated a Superfund site under U.S. federal environmental laws, and the Company has agreed that it is a de minimis responsible party at two other sites that it acquired from and were formerly owned by Mark IV. Mark IV sold its audio products group to the Company in 1996. Mark IV has agreed to fully indemnify the Company for environmental liabilities at the Superfund site (excluding any liability for contamination that may exist within the manufacturing facility) and the two other sites at which monitoring or remediation may be necessary.

      The Company is party to a 1988 consent decree with the Nebraska Department of Environmental Quality (NDEQ) relating to the cleanup of hazardous waste at the Company's Lincoln, Nebraska, facility. In December 1997, the Company entered into an Administrative Order of Consent with the U.S. Environmental Protection Agency under the Resource Conservation and Recovery Act to further investigate and remediate the Lincoln facility and an adjacent property (Lincoln site). The Company has reached agreement with the NDEQ on a remediation plan regarding future monitoring and remediation of contamination at the Lincoln site and does not believe that the costs related to its responsibilities will result in a material adverse effect on its results of operations or financial condition. Through December 31, 2004, the Company had accrued approximately $2.0 million over the life of the project for anticipated costs to be incurred for the Lincoln facility cleanup activities, of which approximately $1.7 million has been paid.

      There can be no assurance that the Company's estimated environmental expenditures, which it believes to be reasonable, will cover in full the actual amounts of environmental obligations the Company does incur, that Mark IV will pay in full the indemnified environmental liabilities when they are incurred, that new or existing environmental laws will not affect the Company in currently unforeseen ways, or that present or future activities will not result in additional environmentally related expenditures.

EMPLOYMENT CONTRACTS

      The Company has employment contracts with certain key executives that require the Company to make payments of up to 12 months' salary in the event such executives are terminated without cause.

      The chief executive officer (CEO) entered into an employment agreement with the Company effective April 14, 2003 which was subsequently amended on January 14, 2004, pursuant to which the CEO will receive (i) an annual base salary of $350,000; (ii) an annual bonus based on the objectives and awards established by the Board of Directors, and (iii) in the event his employment is terminated without cause, or he terminates his employment for good reason, the Company will pay one year's base annual salary and an amount equal to his bonus earned prorated as of the date of termination payable as and when paid to other eligible bonus plan participants.

      The president of worldwide pro audio entered into an employment agreement with the Company effective January 5, 2003 pursuant to which he will receive (i) an annual base salary of $270,000; (ii) a bonus payment of between 40% and 140% of his annual base salary upon the achievement of certain specified performance objectives, and (iii) in the event his employment is terminated without cause or he terminates his employment for good reason, a lump-sum payment of 150% of his annual base salary plus 150% of his annual target bonus (which target bonus is 70% of his annual base salary).

LEASE COMMITMENTS

      At December 31, 2004, the Company had various noncancelable operating leases for corporate headquarters, manufacturing, distribution and office buildings, warehouse space and equipment. Rental expense charged to operations was $3.4 million, $0.3 million, $3.1 million and $3.2 million for the year ended December 31, 2004, the one-month period ended December 31, 2003, the eleven-month period ended November 30, 2003, and the year ended December 31, 2002, respectively.

      Approximate future minimum rental commitments under all noncancelable operating leases are as follows for the years ended December 31 (in thousands):

2005................................       $  2,978
2006................................          2,699
2007................................          1,639
2008................................          1,429
2009................................          1,366
2010 and thereafter.................            915
                                           --------
  Total minimum lease commitments...       $ 11,026
                                           ========

NOTE 12 - SEGMENT INFORMATION

      The Company has two business segments: Professional Audio and Audio and Wireless Technology.

PROFESSIONAL AUDIO

      Professional Audio consists of five lines of business within the overall professional audio market, including: (i) permanently installed sound systems;
(ii) sound products used by professional musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcast; (iv) professional communication products, including advanced digital matrix intercoms, used by broadcasters (including all major television networks) to control production communications intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and school sports teams; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

AUDIO AND WIRELESS TECHNOLOGY

      Audio and Wireless Technology targets five principal product markets including: (i) digital audio duplication products for the religious, education and enterprise markets; (ii) military/aviation communication products for the military and aviation markets; (iii) wireless networking products serving the original equipment manufacturer, wireless internet service provider and medical telemetry markets; (iv) land mobile communication products for the public safety, military and industrial markets;
(v) audio and wireless education products for classroom and computer based education markets.

      The following tables provide information by business segment (in thousands):

                                                                             AUDIO AND
                                                              PROFESSIONAL   WIRELESS
                                                                  AUDIO      TECHNOLOGY   CORPORATE   CONSOLIDATED
                                                              ------------   ----------  -----------  ------------
Net sales:
  2004 -- Successor.......................................    $   240,521    $  56,307   $        --  $   296,828
  2003 -- Successor one month.............................         19,774        5,659            --       25,433
  2003 -- Predecessor eleven months.......................        189,196       53,910            --      243,106
  2002 -- Predecessor.....................................        201,455       65,066            --      266,521
Operating profit (loss):
  2004 -- Successor.......................................         19,310       10,122           (47)      29,385
  2003 -- Successor one month.............................          1,645          879           496        3,020
  2003 -- Predecessor eleven months.......................         17,561        5,331         1,002       23,894
  2002 -- Predecessor.....................................         17,540       10,574        (1,878)      26,236
Depreciation expense:
  2004 -- Successor.......................................          4,904          354           797        6,055
  2003 -- Successor one month.............................            401           19            61          481
  2003 -- Predecessor eleven months.......................          4,635          347           610        5,592
  2002 -- Predecessor.....................................          5,225          297           838        6,360
Capital expenditures:
  2004 -- Successor.......................................          4,763          879         2,080        7,722
  2003 -- Successor one month.............................            326          108           112          546
  2003 -- Predecessor eleven months.......................          2,691          426         2,048        5,165
  2002 -- Predecessor.....................................          3,877          414           543        4,834
Total assets:
  2004....................................................        122,557       36,077        21,386      180,020
  2003....................................................        119,547       37,792        13,789      171,128
  2002 -- Predecessor.....................................        119,473       33,846         4,559      157,878

      Corporate operating expenses include corporate engineering, selling, general and administrative costs, corporate charges, amortization of other intangibles, and restructuring charges. Corporate identifiable assets relate principally to the Company's investment in information systems and corporate facilities, as well as cash and deferred financing costs.

      The Company's net sales into each of its principal geographic regions were as follows for the year ended December 31, 2004, the one-month period ended December 31, 2003, the eleven-month period ended November 30, 2003 and the year ended December 31 2002 (in thousands):

                                                                      SUCCESSOR                        PREDECESSOR
                                                         ---------------------------------  --------------------------------
                                                                          ONE MONTH ENDED   ELEVEN MONTHS ENDED
                                                              2004       DECEMBER 31, 2003   NOVEMBER 30, 2003       2002
                                                         -------------   -----------------  -------------------  -----------
United States.......................................     $     148,803      $   12,830          $   121,650      $   140,430
Europe..............................................            84,702           6,761               69,628           67,897
Asia................................................            41,539           4,476               30,470           42,019
Other foreign countries.............................            21,784           1,366               21,358           16,175
                                                         -------------      ----------          -----------      -----------
                                                         $     296,828      $   25,433          $   243,106      $   266,521
                                                         =============      ==========          ===========      ===========

      It is not practical for the Company to accurately disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

      Long-lived assets of the Company's U.S. and international operations were as follows for the years ended December 31 (in thousands):

                           2004        2003
                        ----------  ----------
United States........   $   43,352  $   51,175
International........       13,976      12,396
                        ----------  ----------
Consolidated.........   $   57,328  $   63,571
                        ==========  ==========

NOTE 13--EQUITY

      Telex was created in October 2003 with 1,000 shares of common stock, par value of $0.01 per share authorized. There are 500 shares issued and outstanding as of December 31, 2004 and 2003. The shares are 100% owned by Intermediate.

      Intermediate was created in October 2003 as a limited liability company with its membership interest owned by Old Telex.

TELEX COMMUNICATIONS HOLDINGS, INC. (OLD TELEX OR PREDECESSOR)

PREFERRED STOCK

      In the fourth quarter of 2001, Old Telex's certificate of incorporation was amended to authorize 900 shares of Series A Preferred stock, par value of $0.01 per share, and 5 million shares of Series B Preferred stock, par value of $0.01 per share.

      The Preferred stock could be converted into Common stock at the election of Old Telex, and all the outstanding Series A and B Preferred stock was converted, effective April 2002, into an equivalent share or fractional share of Common stock.

COMMON STOCK

      In the fourth quarter of 2001, prior to the November 2001 Debt Restructuring, Old Telex's authorized shares of Common stock were increased from 1,000 shares to 10 million shares. In 2004 certain members of Telex management purchased 540,000 shares of common stock of Old Telex at prices ranging from $0.30 to $0.327 per share. Total shares issued and outstanding as of December 31, 2004 were 6,675,702.

WARRANTS

      Warrants entitling the holders to purchase up to 1,666,155 shares (subject to certain antidilution adjustments) of common stock were issued by Old Telex in November 2001. In the November 2003 debt restructuring, Old Telex offered holders of existing warrants the ability to exchange the warrants for common stock of Old Telex at an exchange rate of 70% of the original warrant. The exchange offer removed the requirement that Old Telex satisfy certain financial performance targets prior to the warrant being exercisable. Holders of 1,640,821 warrants exchanged the warrants in 2003 for 1,148,575 shares of common stock of Old Telex. There are 25,334 warrants outstanding as of December 31, 2004.

STOCK OPTIONS

      The Company's CEO was granted 100,000 shares of Old Telex common stock in the form of nonstatutory stock options under a subscription and option agreement. The options vest immediately and provide for early termination in the event of termination of employment, a sale or liquidation of Old Telex, and expire on September 30, 2008.

      In 2004, Old Telex adopted a stock option plan under which 140,000 shares of common stock of Old Telex were reserved for the granting of nonstatutory stock options at exercise prices not less than 100% of the fair market value of the Old Telex common stock on the date of grant. As of December 31, 2004 stock options for 95,000 shares had been granted under the plan, leaving 45,000 shares available for future grants. Options granted under the stock plan generally vest and expire over five to ten years.

      Options granted and outstanding at December 31, 2004 include 100,000 at an exercise price of $15.00 per share and 95,000 at an exercise price of $6.00 per share. No options were exercised or cancelled in 2004.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, foreign currency forward contracts and the revolving line of credit approximates fair value because of the short maturity of these instruments.

      The carrying amount of the Company's long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The 2004 fair value of the Company's Senior Secured Notes and Senior Subordinated Discount Notes is estimated at $137.5 million and $81.3 million, respectively, based on quoted market values for the notes. No quotes were available for 2003. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

NOTE 15 - QUARTERLY FINANCIAL DATA

      The following table shows the unaudited quarterly financial data for Intermediate for the years ended December 31, 2004 and 2003 (in thousands):

                                           FIRST QUARTER  SECOND QUARTER  THIRD QUARTER   FOURTH QUARTER     TOTAL
                                           -------------  --------------  -------------   --------------  -----------
2004
Net sales.............................     $     67,266   $     77,729    $     77,374    $     74,459    $   296,828
Operating income......................            6,851         10,455          11,073           1,006         29,385
Net (loss) income.....................           (1,356)         1,599           1,797          (7,421)        (5,381)

                                                               PREDECESSOR                 SUCCESSOR
                                         -----------------------------------------------   ---------
                                                                                  FOURTH QUARTER
                                            FIRST      SECOND       THIRD     ----------------------
                                           QUARTER     QUARTER     QUARTER    TWO MONTHS   ONE MONTH      TOTAL
                                         ----------   ---------   ---------   ----------   ---------   -----------
2003
Net sales.............................   $  60,875    $  68,836   $  69,587    $ 43,808    $  25,433   $  268,539
Operating income......................       3,218        7,423       8,829       4,424        3,020       26,914
Net (loss) income.....................      (4,721)        (995)        523        (866)      (1,841)      (7,900)

      The following table shows the unaudited quarterly financial data for Telex for the years ended December 31, 2004 and 2003 (in thousands):

                                           FIRST QUARTER  SECOND QUARTER  THIRD QUARTER   FOURTH QUARTER     TOTAL
                                           -------------  --------------  -------------   --------------  -----------
2004
Net sales.............................     $     67,266   $     77,729    $     77,374    $     74,459    $   296,828
Operating profit......................            6,861         10,469          11,078           1,011         29,419
Net income (loss).....................            1,196          4,248           4,529          (4,579)         5,934

                                                               PREDECESSOR                 SUCCESSOR
                                         -----------------------------------------------   ---------
                                                                                  FOURTH QUARTER
                                            FIRST      SECOND       THIRD     ----------------------
                                           QUARTER     QUARTER     QUARTER    TWO MONTHS   ONE MONTH      TOTAL
                                         ----------   ---------   ---------   ----------   ---------   -----------
2003
Net sales.............................   $  60,875    $  68,836   $  69,587    $ 43,808    $  25,433   $  268,539
Operating income......................       3,218        7,423       8,829       4,424        3,135       27,029
Net (loss) income.....................      (4,721)        (995)        523        (866)        (540)      (6,599)

      In the fourth quarter of 2004, Telex recorded goodwill and asset impairment charges of $7.9 million.

      In the second quarter of 2003, Telex recorded a pension curtailment gain of $2.4 million, legal settlement costs of $1.0 million and a charge related to discontinuance of sales of computer audio products of $1.5 million.

SUPPLEMENTARY FINANCIAL INFORMATION

      In connection with the November 2003 debt restructuring, a wholly-owned domestic subsidiary of Telex Communications International, Ltd. (Guarantor), guarantees the $125.0 million 11 1/2% senior secured notes of Telex on a full, unconditional and joint and several basis.

      The guarantee is a secured obligation of the Guarantor and ranks senior in the right of payment to all existing and future subordinated indebtedness of the Guarantor and ranks equally in the right of payment with all other existing and future senior indebtedness of the Guarantor. The following condensed consolidating financial information includes the accounts of the Guarantor and the combined accounts of the Guarantor's direct and indirect foreign subsidiaries (Non-Guarantors).

      The following tables present condensed consolidating balance sheets as of December 31, 2004 and December 31, 2003, condensed consolidating statements of operations for the for the year ended December 31, 2004, the one-month period ended December 31, 2003, the eleven-month period ended November 30, 2003 and the year ended December 31, 2002, and condensed consolidating statements of cash flows for the for the year ended December 31, 2004, the one-month period ended December 31, 2003, the eleven-month period ended November 30, 2003 and the year ended December 31, 2002. Intermediate's 13% senior subordinated discount notes are unsecured and are not guaranteed by any other party.

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2004
                                 (IN THOUSANDS)

                                                                                  NON -
                                                 ISSUER         GUARANTOR       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                 ---------      ---------       ----------      ------------     ------------
ASSETS
Current assets:
      Cash and cash equivalents                  $   8,593      $     200       $   6,166       $         -      $    14,959
      Accounts receivable, net                      22,370              -          27,807                 -           50,177
      Inventories                                   22,686              -          34,043            (4,156)          52,573
      Other current assets                           1,928         34,023          12,425           (43,393)           4,983
                                                 ---------      ---------       ---------       -----------      -----------

           Total current assets                     55,577         34,223          80,441           (47,549)         122,692

Property, plant and equipment, net                  21,328              -          10,697                 -           32,025
Deferred financing costs, net                        5,350              -               -                 -            5,350
Goodwill, net                                       14,500              -           1,345                 -           15,845
Other assets                                         1,362              -           1,934                 -            3,296

Investment in subsidiaries                          86,642         52,432               -          (139,074)               -
                                                 ---------      ---------       ---------       -----------      -----------

                                                 $ 184,759      $  86,655       $  94,417       $  (186,623)     $   179,208
                                                 =========      =========       =========       ===========      ===========

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
      Revolving lines of credit                  $       -      $       -       $   1,011       $         -      $     1,011
      Current maturities of long-term debt             212              -             267                 -              479
      Accounts payable                               7,374              -           5,799                 -           13,173
      Accrued wages and benefits                     5,276              -           6,367                 -           11,643
      Other accrued liabilities                     29,094              -          25,387           (43,515)          10,966
      Income taxes payable                           4,454              -           1,094                 -            5,548
                                                 ---------      ---------       ---------       -----------      -----------

           Total current liabilities                46,410              -          39,925           (43,515)          42,820

Long-term debt, net                                125,626              -             453                 -          126,079
Other long-term liabilities                         10,903             13           1,607                 -           12,523
                                                 ---------      ---------       ---------       -----------      -----------
           Total liabilities                       182,939             13          41,985           (43,515)         181,422
                                                 ---------      ---------       ---------       -----------      -----------

Shareholder's equity (deficit)                       1,820         86,642          52,432          (143,108)          (2,214)
                                                 ---------      ---------       ---------       -----------      -----------

                                                 $ 184,759      $  86,655       $  94,417       $  (186,623)     $   179,208
                                                 =========      =========       =========       ===========      ===========

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                                                  NON -
                                                  ISSUER        GUARANTOR      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                 ---------      ---------      ----------     ------------     ------------
ASSETS
Current assets:
      Cash and cash equivalents                  $   1,699      $      -        $  4,999        $       -        $   6,698
      Accounts receivable, net                      22,194             -          25,261                -           47,455
      Inventories                                   21,323             -          28,224           (3,580)          45,967
      Other current assets                           2,138        29,784          10,832          (35,317)           7,437
                                                 ---------      --------        --------        ---------        ---------
           Total current assets                     47,354        29,784          69,316          (38,897)         107,557

Property, plant and equipment, net                  20,173             -           9,778                -           29,951
Deferred financing costs, net                        6,368             -               -                -            6,368
Goodwill, net                                       22,105             -           1,248                -           23,353
Other assets                                         1,611             -           1,370                -            2,981
Investment in subsidiaries                          73,120        43,336               -         (116,456)               -
                                                 ---------      --------        --------        ---------        ---------
                                                 $ 170,731      $ 73,120        $ 81,712        $(155,353)       $ 170,210
                                                 =========      ========        ========        =========        =========

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
      Current maturities of long-term debt       $     212      $      -        $    234        $       -        $     446
      Accounts payable                               8,986             -           3,893                -           12,879
      Accrued wages and benefits                     5,215             -           5,169                -           10,384
      Other accrued liabilities                     24,114             -          22,812          (35,369)          11,557
      Income taxes payable                           4,821             -           4,225                -            9,046
                                                 ---------      --------        --------        ---------        ---------
           Total current liabilities                43,348             -          36,333          (35,369)          44,312

Long-term debt, net                                125,745             -             668                -          126,413
Other long-term liabilities                          6,099             -           1,375                -            7,474
                                                 ---------      --------        --------        ---------        ---------
           Total liabilities                       175,192             -          38,376          (35,369)         178,199
                                                 ---------      --------        --------        ---------        ---------

Shareholder's (deficit) equity                      (4,461)       73,120          43,336         (119,984)          (7,989)
                                                 ---------      --------        --------        ---------        ---------
                                                 $ 170,731      $ 73,120        $ 81,712        $(155,353)       $ 170,210
                                                 =========      ========        ========        =========        =========

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2004
                                 (IN THOUSANDS)

                                                                                 NON -
                                                  ISSUER        GUARANTOR      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                 ---------      ---------      ----------     ------------     ------------
Net sales                                        $ 195,800      $      -        $172,669        $ (71,641)       $ 296,828
Cost of sales                                      116,163             -         117,787          (70,744)         163,206
                                                 ---------      --------        --------        ---------        ---------
                  Gross profit                      79,637             -          54,882             (897)         133,622
                                                 ---------      --------        --------        ---------        ---------
Operating expenses:

     Engineering                                     9,074             -           6,349                -           15,423
     Selling, general and administrative            48,706             -          32,159                -           80,865
     Goodwill and asset impairment charges           7,915             -               -                -            7,915
                                                 ---------      --------        --------        ---------        ---------
                                                    65,695             -          38,508                -          104,203
                                                 ---------      --------        --------        ---------        ---------
           Operating income (loss)                  13,942             -          16,374             (897)          29,419

Interest expense                                   (16,478)          968          (1,095)               -          (16,605)
Other income (expense), net                            966         1,124          (1,319)             353            1,124
Equity in earnings of subsidiaries                  10,407         8,328               -          (18,735)               -
                                                 ---------      --------        --------        ---------        ---------
Income (loss) before income taxes                    8,837        10,420          13,960          (19,279)          13,938
Provision for income taxes                           2,899            13           5,632                -            8,544
                                                 ---------      --------        --------        ---------        ---------
           Net income (loss)                     $   5,938      $ 10,407        $  8,328        $ (19,279)       $   5,394
                                                 =========      ========        ========        =========        =========

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE ONE MONTH ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                                        NON -
                                           ISSUER      GUARANTOR      GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                          ---------    ---------      ----------     ------------  ------------
Net sales                                 $  16,772    $       -      $  13,226       $  (4,565)     $  25,433
Cost of sales                                 9,987            -          9,940          (4,970)        14,957
                                          ---------    ---------      ---------       ---------      ---------
             Gross profit                     6,785            -          3,286             405         10,476
                                          ---------    ---------      ---------       ---------      ---------
Operating expenses:
    Engineering                                 773            -            451               -          1,224
    Selling, general and administrative       3,655            -          2,462               -          6,117
                                          ---------    ---------      ---------       ---------      ---------
                                              4,428            -          2,913               -          7,341
                                          ---------    ---------      ---------       ---------      ---------
       Operating income (loss)                2,357            -            373             405          3,135

Interest expense                             (1,385)          89           (107)              -         (1,403)
Other (expense) income, net                     870            -           (785)              -             85
Loss on early extinguisment of debt          (1,140)           -            (46)              -         (1,186)
Equity in earnings of subsidiaries             (920)      (1,009)             -           1,929              -
                                          ---------    ---------      ---------       ---------      ---------
(Loss) income before income taxes              (218)        (920)          (565)          2,334            631
Provision for income taxes                      727            -            444               -          1,171
                                          ---------    ---------      ---------       ---------      ---------
    Net (loss) income                     $    (945)   $    (920)     $  (1,009)      $   2,334      $    (540)
                                          =========    =========      =========       =========      =========

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                        NON -
                                           ISSUER      GUARANTOR      GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                          ---------    ---------      ----------     ------------  ------------
Net sales                                 $ 158,900    $       -      $ 134,703       $ (50,497)    $ 243,106
Cost of sales                                97,837            -         92,494         (49,468)      140,863
                                          ---------    ---------      ---------       ---------     ---------
             Gross profit                    61,063            -         42,209          (1,029)      102,243
                                          ---------    ---------      ---------       ---------     ---------
Operating expenses:

    Engineering                               8,426            -          4,521               -        12,947
    Selling, general and administrative      41,347            -         26,469               -        67,816
    Pension curtailment gain                 (2,414)           -              -               -        (2,414)
                                          ---------    ---------      ---------       ---------     ---------
                                             47,359            -         30,990               -        78,349
                                          ---------    ---------      ---------       ---------     ---------

       Operating income (loss)               13,704            -         11,219          (1,029)       23,894

Interest expense                            (25,881)           -         (1,016)              -       (26,897)
Other income (expense), net                     732            -           (203)              -           529
Equity in earnings of subsidiaries            6,682        6,682              -         (13,364)            -
                                          ---------    ---------      ---------       ---------     ---------

(Loss) income before income taxes            (4,763)       6,682         10,000         (14,393)       (2,474)
Provision for income taxes                      267            -          3,318               -         3,585
                                          ---------    ---------      ---------       ---------     ---------
    Net (loss) income                     $  (5,030)   $   6,682      $   6,682       $ (14,393)    $  (6,059)
                                          =========    =========      =========       =========     =========

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                          NON -
                                                ISSUER      GUARANTOR   GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                               ---------    ---------   ----------   ------------  ------------
Net sales                                      $ 180,204    $       -   $ 138,829     $ (52,512)   $ 266,521
Cost of sales                                    111,948            -      96,469       (52,585)     155,832
                                               ---------    ---------   ---------     ---------    ---------
             Gross profit                         68,256            -      42,360            73      110,689
                                               ---------    ---------   ---------     ---------    ---------
Operating expenses:

    Engineering                                    8,468            -       3,956             -       12,424
    Selling, general and administrative           44,277            -      26,733             -       71,010
    Restructuring charges                            478            -           -             -          478
    Corporate charges                                541            -           -             -          541
                                               ---------    ---------   ---------     ---------    ---------
                                                  53,764            -      30,689             -       84,453
                                               ---------    ---------   ---------     ---------    ---------

       Operating income (loss)                    14,492            -      11,671            73       26,236

Interest expense                                 (25,770)           -        (793)            -      (26,563)
Other income (expense), net                        2,912            -        (185)            -        2,727
Equity in earnings of subsidiaries                 7,655        7,655           -       (15,310)           -
                                               ---------    ---------   ---------     ---------    ---------

(Loss) income before income taxes                   (711)       7,655      10,693       (15,237)       2,400
Provision for income taxes                          (420)           -       3,038             -        2,618
                                               ---------    ---------   ---------     ---------    ---------
    (Loss) income before cumulative effect
     of a change in accounting                      (291)       7,655       7,655       (15,237)        (218)
    Cumulative effect of change in accounting    (29,863)           -           -             -      (29,863)
                                               ---------    ---------   ---------     ---------    ---------
       Net (loss) income                       $ (30,154)   $   7,655   $   7,655     $ (15,237)   $ (30,081)
                                               =========    =========   =========     =========    =========

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                 (IN THOUSANDS)

                                                                                              NON -
                                                                    ISSUER      GUARANTOR   GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                                   ---------    ---------   ----------   ------------  ------------
TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              $  13,705    $  (2,147)   $   2,205    $     (39)    $  13,724
                                                                   ---------    ---------    ---------    ---------     ---------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                        (5,570)           -       (2,152)           -        (7,722)
    Proceeds from sale of product lines and other assets                   -        2,338            -            -         2,338
    Other                                                                221            -            -            -           221
                                                                   ---------    ---------    ---------    ---------     ---------
    Net cash (used in) provided by investing activities               (5,349)       2,338       (2,152)           -        (5,163)
                                                                   ---------    ---------    ---------    ---------     ---------

FINANCING ACTIVITIES:
    Borrowings under revolving lines of credit, net                        -            -        1,011            -         1,011
    Repayment of long-term debt                                         (212)           -         (231)           -          (443)
    Payment of deferred financing costs                                 (319)           -            -            -          (319)
    Dividend to shareholder                                             (883)           -            -            -          (883)
    Change in intercompany receivable/payable                            (48)           9            -           39             -
                                                                   ---------    ---------    ---------    ---------     ---------
    Net cash (used in) provided by financing activities               (1,462)           9          780           39          (634)
                                                                   ---------    ---------    ---------    ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS               -            -          334            -           334
                                                                   ---------    ---------    ---------    ---------     ---------

CASH AND CASH EQUIVALENTS:
    Net increase                                                       6,894          200        1,167            -         8,261
    Balance at beginning of period                                     1,699            -        4,999            -         6,698
                                                                   ---------    ---------    ---------    ---------     ---------
    Balance at end of period                                       $   8,593    $     200    $   6,166    $       -     $  14,959
                                                                   =========    =========    =========    =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
       Interest                                                    $  13,018    $       -    $   1,095    $       -     $  14,113
                                                                   =========    =========    =========    =========     =========
       Income taxes                                                $     434    $       -    $   6,113    $       -     $   6,547
                                                                   =========    =========    =========    =========     =========

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE ONE MONTH ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                                                               NON -
                                                                    ISSUER      GUARANTOR   GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                                   ---------    ---------   ----------   ------------  ------------
TOTAL CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              $  (1,353)   $   5,313   $   4,022    $  (2,236)    $   5,746
                                                                   ---------    ---------   ---------    ---------     ---------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                          (370)           -        (176)           -          (546)
                                                                   ---------    ---------   ---------    ---------     ---------
    Net cash (used in) provided by investing activities                 (370)           -        (176)           -          (546)
                                                                   ---------    ---------   ---------    ---------     ---------

FINANCING ACTIVITIES:
    Borrowings under revolving lines of credit, net                  (10,439)           -      (1,668)           -       (12,107)
    Proceeds from issuance of long-term debt                         125,000            -           -            -       125,000
    Repayment of long-term debt                                     (109,626)           -        (671)           -      (110,297)
    Payment of deferred financing costs                               (6,519)           -           -            -        (6,519)
    Dividend to shareholder                                             (466)           -           -            -          (466)
    Change in intercompany receivable/payable                          3,077       (5,313)          -        2,236             -
                                                                   ---------    ---------   ---------    ---------     ---------
    Net cash provided by (used in) financing activities                1,027       (5,313)     (2,339)       2,236        (4,389)
                                                                   ---------    ---------   ---------    ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS               -            -         242            -           242
                                                                   ---------    ---------   ---------    ---------     ---------

CASH AND CASH EQUIVALENTS:
    Net (decrease) increase                                             (696)           -       1,749            -         1,053
    Balance at beginning of period                                     2,395            -       3,250            -         5,645
                                                                   ---------    ---------   ---------    ---------     ---------
    Balance at end of period                                       $   1,699    $       -   $   4,999    $       -     $   6,698
                                                                   =========    =========   =========    =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
      Interest                                                     $      10    $       -   $     109    $       -     $     119
                                                                   =========    =========   =========    =========     =========
      Income taxes                                                 $      75    $       -   $     328    $       -     $     403
                                                                   =========    =========   =========    =========     =========

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                                               NON -
                                                                    ISSUER      GUARANTOR   GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                                   ---------    ---------   ----------   ------------  ------------
TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              $  18,463    $ (15,436)   $   3,295    $   8,967    $  15,289
                                                                   ---------    ---------    ---------    ---------    ---------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                        (3,933)           -       (1,232)           -       (5,165)
    Proceeds from sale of product lines and other assets               1,130            -           28            -        1,158
    Other                                                                166            -            -            -          166
                                                                   ---------    ---------    ---------    ---------    ---------
    Net cash (used in) provided by investing activities               (2,637)           -       (1,204)           -       (3,841)
                                                                   ---------    ---------    ---------    ---------    ---------

FINANCING ACTIVITIES:
    Borrowings (repayments) under revolving lines of credit, net       1,876            -       (2,248)           -         (372)
    Repayment of long-term debt                                       (8,898)           -         (180)           -       (9,078)
    Change in intercompany receivable/payable                         (6,469)      15,436            -       (8,967)           -
                                                                   ---------    ---------    ---------    ---------    ---------
    Net cash (used in) provided by financing activities              (13,491)      15,436       (2,428)      (8,967)      (9,450)
                                                                   ---------    ---------    ---------    ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS               -            -          273            -          273
                                                                   ---------    ---------    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS:
    Net increase                                                       2,335            -          (64)           -        2,271
    Balance at beginning of period                                        60            -        3,314            -        3,374
                                                                   ---------    ---------    ---------    ---------    ---------
    Balance at end of period                                       $   2,395    $       -    $   3,250    $       -    $   5,645
                                                                   =========    =========    =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
      Interest                                                     $   4,301    $       -    $   1,021    $       -    $   5,322
                                                                   =========    =========    =========    =========    =========
      Income taxes                                                 $     348    $       -    $   5,071    $       -    $   5,419
                                                                   =========    =========    =========    =========    =========

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                                               NON -
                                                                    ISSUER      GUARANTOR   GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                                   ---------    ---------   ----------   ------------  ------------
TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              $  16,101    $  (1,205)   $   3,032    $   1,036    $  18,964
                                                                   ---------    ---------    ---------    ---------    ---------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                        (2,203)           -       (2,631)           -       (4,834)
    Proceeds from sale of product lines and other assets               4,542            -           28            -        4,570
    Other                                                                222            -            -            -          222
                                                                   ---------    ---------    ---------    ---------    ---------
    Net cash provided by (used in) investing activities                2,561            -       (2,603)           -          (42)
                                                                   ---------    ---------    ---------    ---------    ---------

FINANCING ACTIVITIES:
    Repayments under revolving lines of credit, net                   (7,392)           -       (1,843)           -       (9,235)
    Proceeds from issuance of long-term debt                               -            -        1,518            -        1,518
    Repayment of long-term debt                                      (10,859)           -          (70)           -      (10,929)
    Dividend to shareholder                                             (242)           -            -            -         (242)
    Change in intercompany receivable/payable                           (169)       1,205            -       (1,036)           -
                                                                   ---------    ---------    ---------    ---------    ---------
    Net cash (used in) provided by financing activities              (18,662)       1,205         (395)      (1,036)     (18,888)
                                                                   ---------    ---------    ---------    ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS               -            -          314            -          314
                                                                   ---------    ---------    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS:
    Net increase                                                           -            -          348            -          348
    Balance at beginning of period                                        60            -        2,966            -        3,026
                                                                   ---------    ---------    ---------    ---------    ---------
    Balance at end of period                                       $      60    $       -    $   3,314    $       -    $   3,374
                                                                   =========    =========    =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
      Interest                                                     $   6,300    $       -    $     801    $       -    $   7,101
                                                                   =========    =========    =========    =========    =========
      Income taxes                                                 $     242    $       -    $   2,951    $       -    $   3,193
                                                                   =========    =========    =========    =========    =========


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDER
BOARD OF MANAGERS AND SOLE MEMBER
TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC AND TELEX COMMUNICATIONS, INC.

We have audited the consolidated financial statements of Telex Communications Intermediate Holdings, LLC and subsidiaries (Successor) and Telex Communications, Inc. and subsidiaries (Successor) as of December 31, 2004 and 2003, and for the year ended December 31, 2004 and for the one-month period ended December 31, 2003. We have also audited the consolidated financial statements of Telex Communications Holdings, Inc. and subsidiaries (Predecessor) for the eleven-month period ended November 30, 2003 and the year ended December 31, 2002, and have issued our report thereon dated February 25, 2005 (included elsewhere in this Report). Our audit also included the financial statement schedule listed in Item 15(a) of this Report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Minneapolis, Minnesota
February 25, 2005

                                                                     SCHEDULE II

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                           TELEX COMMUNICATIONS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                               COLUMN B     COLUMN C     COLUMN D    COLUMN E
                                              ----------   ----------   ----------   ----------
                                              BALANCE AT   ADDITIONS    DEDUCTIONS   BALANCE AT
                                              BEGINNING    CHARGED TO      FROM        END OF
                   COLUMN A                   OF PERIOD     EXPENSES     RESERVES      PERIOD
-------------------------------------------   ----------   ----------   ----------   ----------
DESCRIPTION
PREDECESSOR
YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts ...........    $   4,973    $    240    $ 1,851(a)   $    3,362
                                               =========    ========    =======      ==========
Restructuring accrual .....................    $   3,002    $    478    $ 3,384(b)   $       96
                                               =========    ========    =======      ==========

ELEVEN MONTH PERIOD ENDED NOVEMBER 30, 2003
Allowance for doubtful accounts ...........    $   3,362    $    869    $   673(a)   $    3,558
                                               =========    ========    =======      ==========
Restructuring accrual .....................    $      96    $      -    $    96(b)   $        -
                                               =========    ========    =======      ==========

SUCCESSOR
ONE MONTH PERIOD ENDED DECEMBER 31, 2003
Allowance for doubtful accounts ...........    $   3,558    $   (279)   $   140(a)   $    3,139
                                               =========    ========    =======      ==========

YEAR  ENDED DECEMBER 31, 2004
Allowance for doubtful accounts ...........    $   3,139    $    828    $ 1,089(a)   $    2,878
                                               =========    ========    =======      ==========

(a) Uncollectible accounts written off and adjustments to the allowance.

(b) Adjustments to the accrual account reflect payments or non-cash charges associated with the accrual.

                                 EXHIBIT INDEX
                                      for
                                   Form 10-K

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
                           ARTICLES OF INCORPORATION AND BY-LAWS

3.1(a) Certificate of Incorporation of Telex Communications, Inc. ("Telex" or the "Company"), dated October 21, 2003 (incorporated by reference to Exhibit 3.1(a) to Telex Registration Statement on Form S-4, filed on February 13, 2004, File No. 333-112819 ("Telex Registration
            Statement").

3.1(b) Certificate of Amendment to Certificate of Incorporation of Telex, dated November 19, 2003 (incorporated by reference to Exhibit 3.1(b) to Telex Registration Statement).

3.2(a) By-Laws of the Company dated October 30, 2003 (incorporated by reference to Exhibit 3.2 to Telex Registration Statement).

3.3         Certificate of Formation of Telex Communications Intermediate
            Holdings, LLC ("Intermediate Holdings"), dated October 21, 2003
            (incorporated by reference to Exhibit 3.1 to Intermediate Holdings
            Registration Statement on Form S-4, filed on April 29, 2004, File
            No. 333-115009 ("Intermediate Holdings Registration Statement").

3.4 Limited Liability Company Agreement of Intermediate Holdings dated as of November 19, 2003 (incorporated by reference to Exhibit 3.2 to Intermediate Holdings Registration Statement).

    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1(a) Indenture (the "Indenture"), dated as of November 19, 2003, among the Company, as Issuer, and BNY Midwest Trust Company ("BNY"), as
            Trustee and Collateral Agent related to the 11 1/2% Senior Secured
            Notes due 2008 of the Company(incorporated by reference to Exhibit
            4.1(a) to Telex Registration Statement).

4.1(b) Pledge and Security Agreement (the "Pledge and Security Agreement"), dated as of November 19, 2003, between the Company, Telex
            Communications International, Ltd. ("International") and BNY, as
            Collateral Agent (incorporated by reference to Exhibit 4.1(b) to
            Telex Registration Statement).

4.2(a)      Credit Agreement, dated as of November 19, 2003 (the "Credit
            Agreement"), among the Company, Telex Communications Holdings, Inc.
            ("Holdings"), Intermediate Holdings, and International, as Credit
            Parties, General Electric Capital Corporation ("GE"), as Agent, L/C
            Issuer and a Lender and the other financial institutions parties thereto, as Lenders (incorporated by reference to Exhibit 4.2(a) to Telex Registration Statement).

4.2(b) Guaranty, dated as of November 19, 2003, between by and among Holdings, Intermediate Holdings, the Company and International, as
            Guarantors, and GE, as Agent (incorporated by reference to Exhibit
            4.2(b) to Telex Registration Statement).

4.2(c) Security Agreement, dated as of November 19, 2003, by and among Holdings, Intermediate Holdings, the Company, International and GE, as Agent (incorporated by reference to Exhibit 4.2(c) to Telex
            Registration Statement).

4.2(d) Pledge Agreement, dated as of November 19, 2003, by and among Holdings, Intermediate Holdings, the Company and International, as
            Pledgors, and GE, as Agent (incorporated by reference to Exhibit
            4.2(d) to Telex Registration Statement).

4.3         Intercreditor Agreement, dated as of November 19, 2003, among GE, as
            Agent, BNY, as trustee and collateral agent, and the Company, Holdings, Intermediate Holdings and International (incorporated by reference to Exhibit 4.3 to Telex Registration Statement).

4.4         Indenture (the "Indenture"), dated as of November 19, 2003, among
            Intermediate Holdings, as Issuer, and BNY, as Trustee and Collateral
            Agent related to the 13% Senior Subordinated Discount Notes due 2009 of Intermediate Holdings (incorporated by reference to Exhibit
            4.1(a) to Intermediate Holdings Registration Statement).

4.5         Pledge Agreement (the "Pledge Agreement"), dated as of November 19,
            2003, between Intermediate Holdings and BNY, as Trustee and
            Collateral Agent under the Indenture (incorporated by reference to Exhibit 4.1(b) to Intermediate Holdings Registration Statement).

                               MATERIAL CONTRACTS

10.1 Assignment and Assumption Agreement, dated November 19, 2003, made by Holdings in favor of the Company (incorporated by reference to Exhibit 10.1 to Telex Registration Statement).

10.2 Indemnification Agreement, dated as of May 6, 1997, by and between GST Acquisition Corp. and Greenwich Street Capital Partners, Inc.
            (incorporated by reference to Exhibit 10.2 to Telex Registration
            Statement).

10.3(a)     Member Control Agreement of DRF 12000 Portland LLC, dated as of
            March 16, 2000, by and between Holdings and DRF TEL LLC
            (incorporated by reference to Exhibit 10.3(a) to Telex Registration
            Statement).

10.3(b)     Lease, dated March 16, 2000, by and between Holdings and DRF 12000
            Portland

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
            LLC for the property located at 12000 Portland Avenue South,
            Burnsville, Minnesota (incorporated by reference to Exhibit 10.3(b)
            to Telex Registration Statement).

          MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS

*10.4(a)    Employment Agreement, dated as of April 14, 2003, between Raymond V.
            Malpocher and Holdings (the "Malpocher Employment Agreement")
            (incorporated by reference to Exhibit 10.4(a) to Telex Registration
            Statement).

*10.4(b)    Amendment to the Malpocher Employment Agreement dated as of January
            14, 2004 (incorporated by reference to Exhibit 10.4(b) to Telex
            Registration Statement).

*10.5 Subscription and Option Agreement, dated as of January 14, 2004, between Holdings and Raymond V. Malpocher (incorporated by reference to Exhibit 10.5 to Telex Registration Statement).

*10.6       Purchase Agreement, dated March 26, 2004 between Holdings and
            Raymond V. Malpocher (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 2004, filed on April 28, 2004).

*10.7       Subscription and Option Agreement, dated March 28, 2004 between
            Telex Communications Holdings, Inc. and Raymond V. Malpocher
            (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended March 31, 2004, filed on April
            28, 2004).

*10.8(a) Employment Agreement, dated as of January 5, 2003, between Holdings and Mathias Stieler von Heydekampf (incorporated by reference to Exhibit 10.7(a) to Telex Registration Statement).

*10.8(b)    Secondment Agreement, dated as of January 5, 2003, among EVI Audio
            GmbH, Holdings and Mathias Stieler von Heydekampf (incorporated by reference to Exhibit 10.7(b) to Telex Registration Statement).

*10.9(a) Service Agreement signed February 21, 1997 between EVI Audio GmbH and Mathias von Heydekampf (the "Service Agreement") (incorporated by reference to Exhibit 10.8(a) to Telex Registration Statement).

*10.9(b) Amendment dated January 5, 2003 to Service Agreement (incorporated by reference to Exhibit 10.8(b) to Telex Registration Statement).

*10.10      Subscription Agreement, dated March 2, 2004 between Holdings and
            Mathias Stieler von Heydekampf (incorporated by reference to Exhibit
            10.3 to the Company's Report on Form 10-Q for the quarter ended June
            30, 2004, filed on August 10, 2004).

*10.11      Subscription Agreement, dated March 2, 2004 between Holdings and
            Gregory W. Richter (incorporated by reference to Exhibit 10.2 to the
            Company's Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 10, 2004).

*10.12      Subscription Agreement, dated March 2, 2004 between Holdings and
            Thomas J. Kulikowski (filed as an Exhibit herewith).

*10.13      Subscription Agreement, dated March 2, 2004 between Holdings and
            Ralph K.Strader (filed as an Exhibit herewith).

*10.14      2004 Stock Option Plan of Holdings (filed as an Exhibit herewith).

                                     OTHER

 14         Code of Business Conduct and Ethics of the Company (filed as an
            Exhibit herewith).

 21.1 Subsidiaries of Intermediate Holdings (filed as an Exhibit herewith).

 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as an Exhibit herewith).

 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as an Exhibit herewith).

 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as an Exhibit herewith).

* Management contract or compensatory plan, contract, or arrangement required to be filed as an exhibit to this report.