Form 10-Q
period 2005-03-31
TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS LLC; TELEX COMMUNICATIONS INC
filed 2005-05-06
CIK 1274652, 857668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

COMMISSION FILE     REGISTRANT, STATE OF INCORPORATION OR      I.R.S. EMPLOYER
    NUMBER          FORMATION, ADDRESS AND TELEPHONE NUMBER   IDENTIFICATION NO.
---------------     ---------------------------------------   ------------------

333-115009                TELEX COMMUNICATIONS                   20-0406594
                          INTERMEDIATE HOLDINGS, LLC
                          (FORMED IN DELAWARE)
                          12000 PORTLAND AVENUE SOUTH
                          BURNSVILLE, MINNESOTA 55337
                          TELEPHONE: (952) 884-4051

333-112819                TELEX COMMUNICATIONS, INC.             11-3707780
                          (INCORPORATED IN DELAWARE)
                          12000 PORTLAND AVENUE SOUTH
                          BURNSVILLE, MINNESOTA 55337
                          TELEPHONE: (952) 884-4051

      Securities registered pursuant to Section 12(b) of the Act: NONE

      Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether any of the registrants is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

      As of May 6, 2005, Telex Communications, Inc. had outstanding 500 shares of Common Stock, $0.01 par value, all of which are owned beneficially and of record by Telex Communications Intermediate Holdings, LLC. Telex Communications Intermediate Holdings, LLC has one member interest outstanding, which is owned by Telex Communications Holdings, Inc.

      This Quarterly Report on Form 10-Q is a combined report being filed by two different registrants: Telex Communications Intermediate Holdings, LLC and Telex Communications, Inc. (a wholly-owned subsidiary of Telex Communications Intermediate Holdings, LLC). The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

      Telex Communications Intermediate Holdings, LLC and Telex Communications, Inc. meet the conditions set forth in General Instructions (H)(1)(a) and (b) of the Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format.

                        THIS DOCUMENT CONTAINS 33 PAGES.

                        PART I.-- FINANCIAL INFORMATION

                                                                                                        Page(s)
Item 1. Financial Statements Included herein is the following unaudited financial information:
TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004                        4
Condensed Consolidated Statements of Operations for the three month periods ended
March 31, 2005 and 2004                                                                                 5
Condensed Consolidated Statements of Cash Flows for the three month periods ended
March 31, 2005 and 2004                                                                                 6
TELEX COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004                        7
Condensed Consolidated Statements of Operations for the three month periods ended
March 31, 2005 and 2004                                                                                 8
Condensed Consolidated Statements of Cash Flows for the three month periods ended
March 31, 2005 and 2004                                                                                 9

Notes to Condensed Consolidated Financial Statements                                                    10-22
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          23-28
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     29
Item 4.  Controls and Procedures                                                                        30

                         PART II. -- OTHER INFORMATION

                                                                                                        Page(s)
Item 6. Exhibits                                                                                           31
Signatures                                                                                                 32
Exhibit Index                                                                                              33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                MARCH 31,          DECEMBER 31,
                                                  2005                 2004
                                              -----------          ------------
                                              (UNAUDITED)           (SEE NOTE)
                   ASSETS
Current assets:
      Cash and cash equivalents               $    16,019          $     14,959
      Accounts receivable, net                     50,365                50,177
      Inventories                                  53,783                52,573
      Other current assets                          5,242                 4,983
                                              -----------          ------------
          Total current assets                    125,409               122,692

Property, plant and equipment, net                 33,226                32,025
Deferred financing costs, net                       5,770                 6,162
Goodwill, net                                      15,789                15,845
Other assets                                        3,539                 3,296
                                              -----------          ------------
                                              $   183,733          $    180,020
                                              ===========          ============

    LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
      Revolving lines of credit               $         -          $      1,011
      Current maturities of long-term debt            471                   479
      Accounts payable                             17,204                13,173
      Accrued wages and benefits                   10,322                11,643
      Other accrued liabilities                    13,789                11,069
      Income taxes payable                          3,546                 5,548
                                              -----------          ------------
          Total current liabilities                45,332                42,923

Long-term debt, net                               199,620               197,065
Other long-term liabilities                        12,970                12,523
                                              -----------          ------------
          Total liabilities                       257,922               252,511
                                              -----------          ------------

Member's deficit:
      Member interest                              83,946                83,946
      Accumulated other comprehensive loss         (3,426)               (1,996)
      Accumulated deficit                        (154,709)             (154,441)
                                              -----------          ------------
          Total member's deficit                  (74,189)              (72,491)
                                              -----------          ------------
                                              $   183,733          $    180,020
                                              ===========          ============

            See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2004 has been derived from the Company's audited financial statements at that date.

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                   ----------------------------
                                                   MARCH 31,          MARCH 31,
                                                     2005               2004
                                                   ---------          ---------
Net sales                                          $  73,888          $  67,266
Cost of sales                                         41,275             37,580
                                                   ---------          ---------
               Gross profit                           32,613             29,686
                                                   ---------          ---------
Operating expenses:
     Engineering                                       4,292              3,469
     Selling, general and administrative              21,220             19,366
                                                   ---------          ---------
                                                      25,512             22,835
                                                   ---------          ---------
               Operating income                        7,101              6,851

Interest expense                                      (7,050)            (6,692)
Other income (loss), net                                 771                (42)
                                                   ---------          ---------
Income before income taxes                               822                117
Provision for income taxes                             1,090              1,473
                                                   ---------          ---------
               Net loss                            $    (268)         $  (1,356)
                                                   =========          =========

            See notes to condensed consolidated financial statements.

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                       ----------------------
                                                                                       MARCH 31,    MARCH 31,
                                                                                         2005         2004
                                                                                       ---------    ---------
OPERATING ACTIVITIES:
      Net loss                                                                         $    (268)   $  (1,356)
      Adjustments to reconcile net loss to cash flows from operations:
           Depreciation and amortization                                                   1,684        1,493
           Amortization of deferred financing costs and pay-in-kind interest charge        3,038        2,703
           Change in operating assets and liabilities                                        428        2,581
           Change in long-term liabilities                                                   519         (330)
           Other, net                                                                        256          272
                                                                                       ---------    ---------
      Net cash provided by  operating activities                                           5,657        5,363
                                                                                       ---------    ---------

INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                          (3,241)      (1,956)
      Other                                                                                   55           55
                                                                                       ---------    ---------
      Net cash used in investing activities                                               (3,186)      (1,901)
                                                                                       ---------    ---------

FINANCING ACTIVITIES:
      Borrowings (repayments) under revolving lines of credit, net                        (1,011)           -
      Repayment of long-term debt                                                           (116)        (110)
      Payment of deferred financing costs                                                      -         (182)
                                                                                       ---------    ---------
      Net cash used in financing activities                                               (1,127)        (292)
                                                                                       ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                (284)          20
                                                                                       ---------    ---------

CASH AND CASH EQUIVALENTS:
      Net increase                                                                         1,060        3,190
      Balance at beginning of period                                                      14,959        6,698
                                                                                       ---------    ---------
      Balance at end of period                                                         $  16,019    $   9,888
                                                                                       =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
         Interest                                                                      $     202    $     264
                                                                                       =========    =========
         Income taxes                                                                  $   1,743    $     513
                                                                                       =========    =========

            See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     MARCH 31,         DECEMBER 31,
                                                        2005               2004
                                                    -----------        ------------
                                                    (UNAUDITED)         (SEE NOTE)
                   ASSETS
Current assets:
      Cash and cash equivalents                     $    16,019        $     14,959
      Accounts receivable, net                           50,365              50,177
      Inventories                                        53,783              52,573
      Other current assets                                5,242               4,983
                                                    -----------        ------------
          Total current assets                          125,409             122,692

Property, plant and equipment, net                       33,226              32,025
Deferred financing costs, net                             5,008               5,350
Goodwill, net                                            15,789              15,845
Other assets                                              3,539               3,296
                                                    -----------        ------------
                                                    $   182,971        $    179,208
                                                    ===========        ============

    LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
      Revolving lines of credit                     $         -        $      1,011
      Current maturities of long-term debt                  471                 479
      Accounts payable                                   17,204              13,173
      Accrued wages and benefits                         10,322              11,643
      Other accrued liabilities                          13,474              10,966
      Income taxes payable                                3,546               5,548
                                                    -----------        ------------
          Total current liabilities                      45,017              42,820

Long-term debt, net                                     125,960             126,079
Other long-term liabilities                              12,970              12,523
                                                    -----------        ------------
          Total liabilities                             183,947             181,422
                                                    -----------        ------------

Shareholder's deficit:
      Common stock and capital in excess of par         143,029             143,029
      Accumulated other comprehensive loss               (3,426)             (1,996)
      Accumulated deficit                              (140,579)           (143,247)
                                                    -----------        ------------
          Total shareholder's deficit                      (976)             (2,214)
                                                    -----------        ------------
                                                    $   182,971        $    179,208
                                                    ===========        ============

            See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2004 has been derived from the Company's audited financial statements at that date.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                              ------------------------------
                                              MARCH 31,             MARCH 31,
                                                2005                  2004
                                              ---------             --------
Net sales                                     $  73,888             $ 67,266
Cost of sales                                    41,275               37,580
                                              ---------             --------
                  Gross profit                   32,613               29,686
                                              ---------             --------
Operating expenses:
     Engineering                                  4,292                3,469
     Selling, general and administrative         21,197               19,356
                                              ---------             --------
                                                 25,489               22,825
                                              ---------             --------
                  Operating income                7,124                6,861
Interest expense                                 (4,115)              (4,150)
Other income (loss), net                            771                  (42)
                                              ---------             --------
Income before income taxes                        3,780                2,669
Provision for income taxes                        1,090                1,473
                                              ---------             --------
                  Net income                  $   2,690             $  1,196
                                              =========             ========

            See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                               ----------------------
                                                                               MARCH 31,    MARCH 31,
                                                                                 2005         2004
                                                                               ---------    ---------
OPERATING ACTIVITIES:
      Net Income                                                               $   2,690    $   1,196
      Adjustments to reconcile net income to cash flows from operations:
           Depreciation and amortization                                           1,684        1,493
           Amortization of deferred financing costs                                  364          348
           Change in operating assets and liabilities                                166        2,394
           Change in long-term liabilities                                           519         (330)
           Other, net                                                                256          272
                                                                               ---------    ---------
      Net cash provided by  operating activities                                   5,679        5,373
                                                                               ---------    ---------

INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                  (3,241)      (1,956)
      Other                                                                           55           55
                                                                               ---------    ---------
      Net cash used in investing activities                                       (3,186)      (1,901)
                                                                               ---------    ---------

FINANCING ACTIVITIES:
      Borrowings (repayments) under revolving lines of credit, net                (1,011)           -
      Repayment of long-term debt                                                   (116)        (110)
      Payment of deferred financing costs                                              -         (182)
      Dividend to parent                                                             (22)         (10)
                                                                               ---------    ---------
      Net cash used in financing activities                                       (1,149)        (302)
                                                                               ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                        (284)         20
                                                                               ---------    ---------

CASH AND CASH EQUIVALENTS:
      Net increase                                                                 1,060        3,190
      Balance at beginning of period                                              14,959        6,698
                                                                               ---------    ---------
      Balance at end of period                                                 $  16,019    $   9,888
                                                                               =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
         Interest                                                              $     202        $ 264
                                                                               =========    =========
         Income taxes                                                          $   1,743        $ 513
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

                                   (UNAUDITED)

1.    Basis of Presentation

      COMPANY STRUCTURE

      The consolidated financial statements included herein are:

      a. Telex Communications Intermediate Holdings, LLC ("Intermediate"), which consists of the accounts of Intermediate and Telex Communications, Inc. ("Telex"). Intermediate is a holding company whose assets consist of its investment in Telex and its subsidiaries and some additional deferred financing costs related to incremental debt of Intermediate. Telex is the operating entity.

      b. Telex, which consists of the accounts of Telex Communications, Inc. and its wholly owned subsidiaries.

      Intermediate is a wholly owned subsidiary of Telex Communications Holdings, Inc. ("Old Telex"), which is not a registrant. Telex and Intermediate were formed in connection with the November 19, 2003 refinancing of Old Telex's debt obligations and related corporate restructuring.

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

      Preparation of Intermediate's and Telex's financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for Telex and Intermediate.

      Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

      NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43" (SFAS 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-periodic charges. It also requires the allocation of fixed production overheads to the cost of conversion based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Telex is evaluating the impact of this standard and currently does not expect it to have a significant impact on its consolidated financial statements.

2.    Inventories

      Inventories consist of the following (in thousands):

                                            March 31,         December 31,
                                               2005               2004
                                            ---------         ------------
Raw materials                               $  26,292         $     24,088
Work in process                                 5,476                8,006
Finished products                              22,015               20,479
                                            ---------         ------------
                                            $  53,783         $     52,573
                                            =========         ============

3.    Goodwill

      Effective January 1, 2002, Telex adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Telex performs annual impairment reviews at the beginning of the fourth quarter or at any time there is an indicator of impairment. There was no indicator of impairment for the quarter ended March 31, 2005. Telex has certain amounts of goodwill denominated in foreign currencies that fluctuate with movement of exchange rates.

      The following table presents the changes in carrying value of goodwill by business segment as of March 31, 2005 (in thousands):

                                                              Audio and Wireless
                                        Professional Audio         Technology         Total
                                        ------------------    ------------------    --------
Balance as of December 31, 2004         $            9,755    $            6,090    $ 15,845
Foreign currency translation                           (56)                    -         (56)
                                        ------------------    ------------------    --------
Balance as of March 31, 2005            $            9,699    $            6,090    $ 15,789
                                        ==================    ==================    ========

4.    Debt

      Long-term debt consists of the following (in thousands):

                                                                 March 31,       December 31,
                                                                   2005              2004
                                                                 ---------       ------------
TELEX
11.5 % Senior Secured Notes, due October 2008                    $ 125,000       $    125,000
Other debt                                                           1,431              1,558
                                                                 ---------       ------------

                                                                   126,431            126,558
Less - current portion                                                (471)              (479)
                                                                 ---------       ------------
             Total Telex long-term debt                            125,960            126,079

INTERMEDIATE
13% Senior Subordinated Discount Notes, due January 2009            73,660             70,986
                                                                 ---------       ------------
             Total long-term debt                                $ 199,620       $    197,065
                                                                 =========       ============

5.    Income Taxes

      Consistent with the provisions of APB No. 28, "Interim Financial Reporting," Telex has provided an income tax provision based on its best estimate of the effective tax rate applicable for the entire year. Telex recorded an income tax provision of $1.1 million on pre-tax income of $3.8 million for the three months ended March 31, 2005. Telex recorded an income tax provision of $1.5 million on pre-tax income of $2.7 million for the three months ended March 31, 2004. The income tax rate was 28.8% and 55.2% for the three months ended March 31, 2005 and 2004, respectively. The three months ended March 31, 2005 included a previously unrecognized $0.3 million R&D tax credit in the U.S. The effective rate, excluding the R&D credit, was 36.5%. The three months ended March 31, 2004 included $0.3 million of additional expense for our German subsidiary related to an audit of the 2002 tax year. The effective rate, excluding the prior year expense, was 42.9%.

      Intermediate's income tax provision is the same as Telex's income tax provision because Intermediate is generating losses. The tax benefit derived from the losses is reduced by a valuation allowance since it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

      Intermediate and Telex file a consolidated U.S. tax return with Old Telex. The tax provisions recorded by Telex are calculated on a separate company basis under a tax sharing agreement with Old Telex. Telex had a payable to Old Telex of $3.7 million, $3.3 million, and $0.9 million as of March 31, 2005, December 31, 2004, and March 31, 2004, respectively, included in other long-term liabilities. Each foreign subsidiary of Telex files its tax return in its respective foreign country.

6.    Pension and Postretirement Benefits

      Telex has one noncontributory defined benefit cash balance pension plan. Through June 30, 2003, each active participant's account received a benefit credit each year based on the participant's age, vesting service, and total remuneration covered by the pension plan, consisting of base salary, commission, overtime and bonuses paid to the participant. Effective June 30, 2003, Telex made a decision to freeze future pension plan benefits. Plan participants continue to receive interest credits but no longer receive a benefit credit based on the participant's age, vesting service, and total remuneration.

      The following table presents the net periodic benefit cost (income) for each period (in thousands):

                                                       Three months ended March 31,
                                                       ----------------------------
                                                        2005                  2004
                                                       ------                ------
Components of net periodic benefit cost (income):
Interest cost                                          $  301                $  341
Expected return on plan assets                           (368)                 (456)
Amortization of prior service cost                        106                     -
                                                       ------                ------
       Net periodic benefit cost (income)              $   39                $ (122)
                                                       ======                ======

      Telex made employer contributions of $12,000 in April 2005 with no additional funding required in the remainder of 2005.

7.    Related-Party Transactions

      In 2000, Telex relocated its corporate headquarters to a facility leased from DRF 12000 Portland LLC (the LLC), an entity in which Telex has a 50% interest. Telex contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. Telex's allocable share of the LLC income is included as a component of other income in the condensed consolidated statements of operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At March 31, 2005, the remaining balance on the mortgage was $6.6 million. The annual lease payments to the LLC are $1.1 million for years one to five and $1.2 million for years six to ten. The lease commenced in June 2000. Telex may renew the lease at the end of the initial lease term for three renewal terms of five years each. The lease has been classified as an operating lease and the lease payments are recorded as rent expense. Telex's exposure to loss associated with the LLC is its investment in the LLC, which totaled $0.7 million at March 31, 2005. The investment in the LLC is included in the condensed consolidated balance sheets as a component of other assets.

      Telex has reviewed FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46), pertaining to the consolidation of variable interest entities and has determined that the LLC is not a variable interest entity to Telex and that the current method of accounting for this investment remains appropriate.

8.    Comprehensive Loss

      Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Intermediate, comprehensive net loss represents net income or loss adjusted for foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive loss is as follows (in thousands):

                                                              Telex                                Intermediate
                                                  Three months ended March 31,            Three months ended March 31,
                                                  ----------------------------            ----------------------------
                                                    2005                 2004                2005               2004
                                                  -------               ------            --------           ---------
Net income (loss)                                 $ 2,690               $1,196            $   (268)          $  (1,356)
Other comprehensive income:
   Foreign currency translation adjustment         (1,430)                 413              (1,430)                413
   Minimum pension liability                            -                    -                   -                   -
                                                  -------               ------            --------           ---------
Comprehensive income (loss)                       $ 1,260               $1,609            $ (1,698)           $   (943)
                                                  =======               ======            ========           =========

      The components of accumulated other comprehensive loss for both Intermediate and Telex are as follows (in thousands):

                                                  March 31,      December 31,
                                                    2005             2004
                                                  ---------      ------------
Foreign currency translation                      $   4,840      $      6,270
Minimum pension liability                            (8,266)           (8,266)
                                                  ---------      ------------
                                                  $  (3,426)     $     (1,996)
                                                  =========      ============

9.    Segment Information

      Telex has two business segments: Professional Audio and Audio and Wireless Technology.

      Professional Audio

      Professional Audio consists of five product lines within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by professional musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcasts; (iv) professional communication products, including advanced digital matrix intercoms, used by broadcasters (including all major television networks) to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams, as well as by utilities, aerospace and industrial organizations; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

      Audio and Wireless Technology

      Audio and Wireless Technology targets six principal product markets including: (i) digital audio duplication products for the religious, education and enterprise markets; (ii) military/aviation communication products for the military and aviation markets; (iii) wireless networking products serving the original equipment manufacturer, wireless internet service provider and medical telemetry markets; (iv) land mobile communication products for the public safety, military and industrial markets; (v) audio and wireless education products for classroom and computer based education markets; and (vi) talking books products for the blind and reading disabled markets.

      The following tables provide information for Telex, and Intermediate where relevant, by business segment and geographic region for the three months ended March 31, 2005 and

2004 (in thousands):

                                              Audio
                             Professional  and Wireless
                                Audio       Technology    Corporate   Consolidated
                             ------------  ------------   ---------   ------------
Net sales
         2005                 $    57,547    $   16,341   $       -   $     73,888
         2004                      53,757        13,509           -         67,266

Operating profit (loss) (1)
         2005                 $     4,465    $    2,717   $     (81)  $      7,101
         2004                       4,885         2,208        (242)         6,851

Depreciation expense
         2005                 $     1,353    $       92   $     236   $      1,681
         2004                       1,200            81         209          1,490

Capital expenditures
         2005                 $     1,542    $      273   $   1,426   $      3,241
         2004                       1,310           208         438          1,956

Total assets (2)
         2005                 $   125,682    $   38,698   $  19,353   $    183,733
         2004                     121,516        38,887      16,917        177,320

(1) These results include operating expense for Intermediate of $23,000 and $10,000 for the quarted ended March 31, 2005 and 2004, respectively.

(2) Total assets include deferred financing costs for Intermediate of $762,000 and $873,000 as of March 31, 2005 and 2004, respectively.

Corporate operating expenses include unallocated corporate engineering, selling, general and administrative costs, and amortization of other intangibles. Corporate identifiable assets relate principally to the investment in information systems and corporate facilities, as well as cash and deferred financing costs.

Telex's net sales into each of its principal geographic regions were as follows (in thousands):

                               2005          2004
                             --------      --------
United States                $ 37,424      $ 33,650
Europe                         20,942        18,449
Asia                           11,583         9,821
Other foreign countries         3,939         5,346
                             --------      --------
                             $ 73,888      $ 67,266
                             ========      ========

It is not practical for Telex to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

Long-lived assets of Intermediate's United States and international operations were as follow (in thousands):

                             March 31, 2005     December 31, 2004
                             --------------     -----------------
United States                      $ 44,131              $ 43,352
International                        14,193                13,976
                                   --------              --------
                                   $ 58,324              $ 57,328
                                   ========              ========

10.   Guarantor Subsidiary

      In connection with the November 2003 debt restructuring, a wholly-owned domestic subsidiary of Telex, Telex Communications International, Ltd. (Guarantor), guarantees the $125.0 million 11-1/2% senior secured notes of Telex on a full, unconditional and joint and several basis.

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

      The following tables present condensed consolidating balance sheets as of March 31, 2005 and December 31, 2004, condensed consolidating statements of operations for the quarter ended March 31, 2005 and the quarter ended March 31, 2004, and condensed consolidating statements of cash flows for the quarter ended March 31, 2005 and the quarter ended March 31, 2004. Intermediate's 13% senior subordinated discount notes are unsecured and are not guaranteed by any other party.

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2005
                                 (IN THOUSANDS)

                                             ISSUER            GUARANTOR   NON - GUARANTORS       ELIMINATIONS       CONSOLIDATED
                                           ----------          ---------   ----------------       ------------       ------------
ASSETS
Current assets:
      Cash and cash equivalents            $    7,147          $       -          $   8,872          $       -         $   16,019
      Accounts receivable, net                 23,149                  -             27,216                  -             50,365
      Inventories                              22,958                  -             34,995             (4,170)            53,783
      Other current assets                      1,618             33,796              6,161            (36,333)             5,242
                                           ----------          ---------          ---------           --------         ----------

          Total current assets                 54,872             33,796             77,244            (40,503)           125,409

Property, plant and equipment, net             22,773                  -             10,453                  -             33,226
Deferred financing costs, net                   5,008                  -                  -                  -              5,008
Goodwill, net                                  14,500                  -              5,174             (3,885)            15,789
Other assets                                    1,296                  -              2,251                 (8)             3,539
Investment in subsidiaries                     87,788             54,005                  -           (141,793)                 -
                                           ----------          ---------          ---------          ---------         ----------
                                           $  186,237          $  87,801          $  95,122          $(186,189)        $  182,971
                                           ==========          =========          =========          =========         ==========

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
      Current maturities of long-term debt $      212          $       -          $     259          $       -         $      471
      Accounts payable                          9,914                  -              7,290                  -             17,204
      Accrued wages and benefits                2,619                  -              7,703                  -             10,322
      Other accrued liabilities                28,908                  -             23,724            (39,158)            13,474
      Income taxes payable                      3,349                  -                197                  -              3,546
                                           ----------          ---------          ---------          ---------         ----------

          Total current liabilities            45,002                  -             39,173            (39,158)            45,017

Long-term debt, net                           125,593                  -                367                  -            125,960
Other long-term liabilities                    11,380                 13              1,577                  -             12,970
                                           ----------          ---------          ---------          ---------         ----------
          Total liabilities                   181,975                 13             41,117            (39,158)           183,947
                                           ----------          ---------          ---------          ---------         ----------

Shareholder's equity (deficit)                  4,262             87,788             54,005           (147,031)              (976)
                                           ----------          ---------          ---------          ---------         ----------

                                           $  186,237          $  87,801          $  95,122          $(186,189)        $  182,971
                                           ==========          =========          =========          =========         ==========

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2004
                                 (IN THOUSANDS)

                                                ISSUER        GUARANTOR      NON - GUARANTORS        ELIMINATIONS   CONSOLIDATED
                                              ----------      ---------      ----------------        ------------   ------------
ASSETS
Current assets:
       Cash and cash equivalents              $    8,593      $     200             $   6,166         $         -    $    14,959
       Accounts receivable, net                   22,370              -                27,807                   -         50,177
       Inventories                                22,686              -                34,043              (4,156)        52,573
       Other current assets                        1,928         34,023                12,425             (43,393)         4,983
                                              ----------      ---------             ---------         -----------    -----------

            Total current assets                  55,577         34,223                80,441             (47,549)       122,692

Property, plant and equipment, net                21,328              -                10,697                   -         32,025
Deferred financing costs, net                      5,350              -                     -                   -          5,350
Goodwill, net                                     14,500              -                 1,345                   -         15,845
Other assets                                       1,362              -                 1,934                   -          3,296
Investment in subsidiaries                        86,642         52,432                     -            (139,074)             -
                                              ----------      ---------             ---------         -----------    -----------
                                              $  184,759      $  86,655             $  94,417         $  (186,623)   $   179,208
                                              ==========      =========             =========         ===========    ===========

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
       Revolving lines of credit              $        -      $       -             $   1,011         $         -    $     1,011
       Current maturities of long-term debt          212              -                   267                   -            479
       Accounts payable                            7,374              -                 5,799                   -         13,173
       Accrued wages and benefits                  5,276              -                 6,367                   -         11,643
       Other accrued liabilities                  29,094              -                25,387             (43,515)        10,966
       Income taxes payable                        4,454              -                 1,094                   -          5,548
                                              ----------      ---------             ---------         -----------    -----------

            Total current liabilities             46,410              -                39,925             (43,515)        42,820

Long-term debt, net                              125,626              -                   453                   -        126,079
Other long-term liabilities                       10,903             13                 1,607                   -         12,523
                                              ----------      ---------             ---------         -----------    -----------
            Total liabilities                    182,939             13                41,985             (43,515)       181,422
                                              ----------      ---------             ---------         -----------    -----------

Shareholder's equity (deficit)                     1,820         86,642                52,432            (143,108)        (2,214)
                                              ----------      ---------             ---------         -----------    -----------
                                              $  184,759      $  86,655             $  94,417         $  (186,623)   $   179,208
                                              ==========      =========             =========         ===========    ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                 (IN THOUSANDS)

                                     ISSUER          GUARANTOR    NON - GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                     ------          ---------    ----------------    ------------     ------------
Net sales                           $ 49,075         $      -         $ 43,080          $(18,267)        $ 73,888
Cost of sales                         29,765                -           29,326           (17,816)          41,275
                                    --------         --------         --------          --------         --------
              Gross profit            19,310                -           13,754              (451)          32,613
                                    --------         --------         --------          --------         --------
Operating expenses:

     Engineering                       2,489                -            1,803                 -            4,292
     Selling, general and
       administrative                 12,568                -            8,629                 -           21,197
                                    --------         --------         --------          --------         --------
                                      15,057                -           10,432                 -           25,489
                                    --------         --------         --------          --------         --------
          Operating income (loss)      4,253                -            3,322              (451)           7,124

Interest expense                      (4,062)             149             (202)                -           (4,115)
Other income (expense), net              832                -              (61)                -              771
Equity in earnings of subsidiaries     2,204            2,055                -            (4,259)               -
                                    --------         --------         --------          --------         --------
Income (loss) before income taxes      3,227            2,204            3,059            (4,710)           3,780
Provision for income taxes                86                -            1,004                 -            1,090
                                    --------         --------         --------          --------         --------
          Net income (loss)         $  3,141         $  2,204         $  2,055          $ (4,710)        $  2,690
                                    ========         ========         ========          ========         ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                 (IN THOUSANDS)

                                     ISSUER          GUARANTOR    NON - GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                     ------          ---------    ----------------    ------------     ------------
Net sales                           $ 46,627         $      -         $ 39,553          $(18,914)        $ 67,266
Cost of sales                         28,552                -           26,698           (17,670)          37,580
                                    --------         --------         --------          --------         --------
               Gross profit           18,075                -           12,855            (1,244)          29,686
                                    --------         --------         --------          --------         --------
Operating expenses:

     Engineering                       2,008                -            1,461                 -            3,469
     Selling, general and
      administrative                  11,531                -            7,825                 -           19,356
                                    --------         --------         --------          --------         --------
                                      13,539                -            9,286                 -           22,825
                                    --------         --------         --------          --------         --------
           Operating income (loss)     4,536                -            3,569            (1,244)           6,861

Interest expense                      (4,126)             241             (265)                -           (4,150)
Other income (expense), net              170                -             (212)                -              (42)
Equity in earnings of subsidiaries     2,105            1,864                -            (3,969)               -
                                    --------         --------         --------          --------         --------
Income (loss) before income taxes      2,685            2,105            3,092            (5,213)           2,669
Provision for income taxes               245                -            1,228                 -            1,473
                                    --------         --------         --------          --------         --------
           Net income (loss)        $  2,440         $  2,105         $  1,864          $ (5,213)        $  1,196
                                    ========         ========         ========          ========         ========

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                 (IN THOUSANDS)

                                                           ISSUER     GUARANTOR    NON - GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                           ------     ---------    ----------------    ------------    ------------
OPERATING ACTIVITIES:
     Net income (loss)                                    $  3,141    $  2,204         $  2,055         $ (4,710)        $  2,690
     Adjustments to reconcile net income
       (loss) to cash flows from operations:
        Depreciation and amortization                        1,118           -              566                -            1,684
        Amortization of deferred finance costs                 364           -                -                -              364
        Equity in earnings of subsidiaries                  (2,204)     (2,055)               -            4,259                -
        Change in operating assets and liabilities          (1,982)       (349)           2,072              425           166.07
        Change in long-term liabilities                        475           -               18               26              519
        Other, net                                             222           -               34                -              256
                                                          --------    --------         --------         --------         --------
     Net cash provided by (used in) operating
       activities                                            1,134        (200)           4,745               (0)           5,679
                                                          --------    --------         --------         --------         --------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment             (2,560)          -             (681)               -           (3,241)
     Other                                                      55           -                -                -               55
                                                          --------    --------         --------         --------         --------
     Net cash used in investing activities                  (2,505)          -             (681)               -           (3,186)
                                                          --------    --------         --------         --------         --------

FINANCING ACTIVITIES:

     Borrowings under revolving lines of credit, net             -           -           (1,011)               -           (1,011)
     Repayment of long-term debt                               (53)          -              (63)               -             (116)
     Dividend to parent                                        (22)          -                -                -              (22)
                                                          --------    --------         --------         --------         --------
     Net cash used in financing activities                     (75)          -           (1,074)               -           (1,149)
                                                          --------    --------         --------         --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                    -           -             (284)               -             (284)
                                                          --------    --------         --------         --------         --------

CASH AND CASH EQUIVALENTS:
     Net (decrease) increase                                (1,446)       (200)           2,706               (0)           1,060
     Balance at beginning of period                          8,593         200            6,166                -           14,959
                                                          --------    --------         --------         --------         --------
     Balance at end of period                             $  7,147    $      -         $  8,872         $     (0)        $ 16,019
                                                          ========    ========         ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:

        Interest                                          $      -    $      -         $    202         $      -         $    202
                                                          ========    ========         ========         ========         ========
        Income taxes                                      $    110    $      -         $  1,633         $      -         $  1,743
                                                          ========    ========         ========         ========         ========

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                 (IN THOUSANDS)

                                                           ISSUER     GUARANTOR    NON - GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                           ------     ---------    ----------------    ------------  ------------
OPERATING ACTIVITIES:
     Net income (loss)                                    $  2,440    $  2,105         $ 1,864           $(5,213)      $ 1,196
     Adjustments to reconcile net income (loss) to
       cash flows from operations:
        Depreciation and amortization                          975           -             518                 -         1,493
        Amortization of finance charges and pay-in-kind
          interest charge                                      348           -               -                 -           348
        Equity in earnings of subsidiaries                  (2,105)     (1,864)              -             3,969             -
        Change in operating assets and liabilities           1,764        (241)           (362)            1,233         2,394
        Change in long-term liabilities                       (373)          -              32                11          (330)
        Other, net                                             205           -              67                 -           272
                                                          --------    --------         -------           -------       -------
     Net cash provided by operating activities               3,254           -           2,119                 -         5,373
                                                          --------    --------         -------           -------       -------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment             (1,268)          -            (688)                -        (1,956)
     Other                                                      55           -               -                 -            55
                                                          --------    --------         -------           -------       -------
     Net cash used in investing activities                  (1,213)          -            (688)                -        (1,901)
                                                          --------    --------         -------           -------       -------

FINANCING ACTIVITIES:
     Repayment of long-term debt                               (52)          -             (58)                -          (110)
     Payment of deferred financing costs                      (182)          -               -                 -          (182)
     Dividend to parent                                        (10)          -               -                 -           (10)
                                                          --------    --------         -------           -------       -------
     Net cash used in financing activities                    (244)          -             (58)                -          (302)
                                                          --------    --------         -------           -------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                    -           -              20                 -            20
                                                          --------    --------         -------           -------       -------

CASH AND CASH EQUIVALENTS:
     Net increase                                            1,797           -           1,393                 -         3,190
     Balance at beginning of period                          1,699           -           4,999                 -         6,698
                                                          --------    --------         -------           -------       -------
     Balance at end of period                             $  3,496    $      -         $ 6,392           $     -       $ 9,888
                                                          ========    ========         =======           =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
        Interest                                          $      -    $      -         $   264           $     -       $   264
                                                          ========    ========         =======           =======       =======
        Income  taxes                                     $    203    $      -         $   310           $     -       $   513
                                                          ========    ========         =======           =======       =======

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

Management's Discussion and Analysis of Financial Condition and Results of Operations is provided solely with respect to Telex and its subsidiaries since substantially all of the Company's operations are conducted by Telex. However, Intermediate has outstanding additional debt securities. Accordingly, information with respect to interest expense of Intermediate is also provided herein. The discussion of liquidity and capital resources pertains to Telex and its consolidated subsidiaries. Telex and Intermediate were formed in connection with the November 2003 restructuring of Old Telex's debt obligations and related corporate restructuring.

OVERVIEW

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

We have two business segments: Professional Audio and Audio and Wireless Technology. Professional Audio consists of five product lines within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by professional musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcasts; (iv) professional communication products, including advanced digital matrix intercoms used by broadcasters (including all major television networks) to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams as well as by utilities, aerospace and industrial organizations; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

Audio and Wireless Technology targets six principal product markets including:
(i) digital audio duplication products for the religious, education and enterprise markets; (ii) military/aviation communication products for the military and aviation markets; (iii) wireless networking products serving the original equipment manufacturer, wireless internet service provider and medical telemetry markets; (iv) land mobile communication products for the public safety, military and industrial markets; (v) audio and wireless education products for classroom and computer based education markets; and (vi) talking book products for the blind and reading disabled markets.

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

CRITICAL ACCOUNTING POLICIES

There has been no material change in our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding certain items in Telex's condensed consolidated statements of operations (dollars in thousands):

                                              Three months ended
                                    ----------------------------------------
                                     March 31,       March 31,         %
                                       2005           2004           Change
                                    ------------   -----------     ---------
Net sales:
    Professional Audio                 $57,547       $53,757          7.1%
    Audio and Wireless Technology       16,341        13,509         21.0%
                                       -------       -------         ----
    Total net sales                     73,888        67,266          9.8%
                                       -------       -------         ----

Total gross profit                      32,613        29,686
        % of sales                        44.1%         44.1%

Operating income                       $ 7,124       $ 6,861
                                       =======       =======

Net income                             $ 2,690       $ 1,196
                                       =======       =======

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Net sales. Net sales increased $6.6 million, or 9.8%, from $67.3 million for the three months ended March 31, 2004 to $73.9 million for the three months ended March 31, 2005. We have experienced continued higher sales in all our geographic marketplaces. Net sales in the Audio and Wireless Technology segment increased substantially for the three months ended March 31, 2005 compared to the corresponding period in 2004 because of sales associated with our Landmobile products. Net sales in the Professional Audio segment increased due primarily to stronger Speaker product sales.

Net sales in the Professional Audio segment increased $3.8 million, or 7.1%, from $53.7 million for the three months ended March 31, 2004 to $57.5 million for the three months ended March 31, 2005. The Pro Audio group saw a moderate increase in sales across most product groups in the first quarter of 2005, led by Speaker products, which was partially offset by a decrease in Intercom sales.

Net sales in the Audio and Wireless Technology segment increased $2.8 million, or 21.0%, from $13.5 million for the three months ended March 31, 2004 to $16.3 million for the three months ended March 31, 2005. The increase in net sales is attributed primarily to higher sales of our Landmobile products.

Gross profit. Gross profit increased $2.9 million, or 9.9%, from $29.7 million for the three months ended March 31, 2004 to $32.6 million for the three months ended March 31, 2005. The gross margin rate for both the three months ended March 31, 2005 and the three months ended March 31, 2004 was 44.1%.

The gross margin rate for the Professional Audio segment decreased slightly from 44.4% for the three months ended March 31, 2004 to 44.1% for the three months ended March 31, 2005. The decrease in the gross margin rate for 2005 from the corresponding period in 2004 is attributed primarily to the lower sales of our Intercom products and some manufacturing inefficiencies.

The gross margin rate for the Audio and Wireless Technology segment increased slightly from 43.0% for the three months ended March 31, 2004 to 44.2% for the three months ended March 31, 2004. The increase in the gross margin rate for 2005 from the corresponding period in 2004 is attributed primarily to increased sales of higher-margin products.

Engineering. Engineering expenses increased $0.8 million, or 23.7%, from $3.5 million for the three months ended March 31, 2004 to $4.3 million for the three months ended March 31, 2005. The spending for the three-month period in 2005 increased in both of our business segments as we continue to invest in new product development.

Selling, general and administrative. Selling, general and administrative expenses increased $1.8 million, or 9.5%, from $19.4 million for the three months ended March 31, 2004 to $21.2 million for the three months ended March 31, 2005. The increase in expenses in 2005 is attributed mainly to higher U.S. selling and marketing costs. We expect total selling, general and administrative expenses to remain relatively flat for the remaining quarters of 2005.

Interest expense.  Interest expense consists of (in millions):

Three months ended March 31, 2005                     Telex     Intermediate
---------------------------------                     -----     ------------
Cash interest
        11.5 % Senior Secured Notes                   $  3.6      $  3.6
        13.0% Senior Subordinated Discount Notes           -         0.2
        Other                                            0.2         0.2
                                                      ------      ------
        Total cash interest                              3.8         4.0
Non-cash interest:
        Amortization of deferred financing costs         0.3         0.4
        Amortization of debt issuance discount             -         2.7
                                                      ------      ------
        Total non-cash interest                          0.3         3.1
                                                      ------      ------
Total interest expense                                $  4.1      $  7.1
                                                      ------      ------

Three months ended March 31, 2004                     Telex     Intermediate
---------------------------------                     -----     ------------
Cash interest
        11.5 % Senior Secured Notes                   $  3.6      $  3.6
        13.0% Senior Subordinated Discount Notes           -         0.2
        Other                                            0.3         0.3
                                                      ------      ------
        Total cash interest                              3.9         4.1
Non-cash interest:
        Amortization of deferred financing costs         0.3         0.3
        Amortization of debt issuance discount             -         2.3
                                                      ------      ------
        Total non-cash interest                          0.3         2.6
                                                      ------      ------
Total interest expense                                $  4.2      $  6.7
                                                      ------      ------

(Decrease) increase in interest expense               $ (0.1)     $  0.4
                                                      ======      ======

Telex interest expense decreased due to lower outstanding foreign debt during the 2005 quarter. Intermediate expense increased due to higher amortization of debt issuance discount.

Other income, net. Other income of $0.8 million for the three months ended March 31, 2005 is mainly interest income received from the Internal Revenue Service ("IRS") on an R&D tax credit and adjustment of previously recognized interest on amounts owed, in the U.S., to the IRS. Other loss of $42,000 for the three months ended March 31, 2004 is principally from foreign currency losses offset by the amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the sale of the hearing instrument product lines in 2002.

Income taxes. Telex recorded an income tax provision of $1.1 million previously unrecognized on pre-tax income of $3.8 million for the three months ended March 31, 2005. Telex recorded an income tax provision of $1.5 million on pre-tax income of $2.7 million for the three months ended March 31, 2004. The income tax rate was 28.8% and 55.2% for the three months ended March 31, 2005 and 2004, respectively. The three months ended March 31, 2005 included a previously unrecognized $0.3 million R&D tax credit in the U.S. The effective rate, excluding the R&D credit, was 36.5%. The three months ended March 31, 2004 included $0.3 million of additional expense for our German subsidiary related to an audit of the 2002 tax year. The effective rate, excluding the prior year expense, was 42.9%.

Intermediate's income tax provision is the same as Telex's income tax provision because Intermediate is generating losses. The tax benefit derived from the losses is reduced by a valuation allowance since it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

Intermediate and Telex file a consolidated U.S. tax return with Old Telex. The tax provision recorded by Telex is calculated on a separate company basis under a tax sharing agreement with Old Telex.

As of March 31, 2005, we have a reserve of $2.7 million included in income taxes payable for tax liability, penalties, and accrued interest (as of the settlement date) related to a dispute for taxable years 1990 through 1995. We have agreed with the Internal Revenue Service on the final amount of the tax liability to be paid and have been making monthly payments.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion about liquidity and capital resources pertains to Telex and its consolidated subsidiaries.

At March 31, 2005, we had cash and cash equivalents of $16.0 million compared to $15.0 million at December 31, 2004.

Our principal source of funds for the three months ended March 31, 2005 consisted of $5.7 million of cash provided by operating activities. Our principal use of funds was for capital expenditures of $3.2 million and financing activities of $1.1 million. Our principal source of funds for the three months ended March 31, 2004 was $5.4 million of cash provided by operating activities. Our principal uses of funds for the three months ended March 31, 2004 were $2.0 million for capital expenditures.

Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machines and tooling, update certain manufacturing processes, update information systems and improve efficiency. Capital expenditures in 2005 are primarily for the expansion of our U.S. based operating system to foreign locations.

Our accounts receivable balance of $50.4 million as of March 31, 2005 increased $0.2 million from $50.2 million at December 31, 2004. Excluding the impact of foreign currency rate movements, our accounts receivable increased $1.1 million from December 31, 2004. The increase is mainly the result of lower cash collections in the first quarter of 2005 as sales in the 2005 first quarter were at the same level as the fourth quarter of 2004. We are not aware of any significant credit risks at March 31, 2005 that could impact future cash receipts from customers.

Our inventories of $53.8 million as of March 31, 2005 increased $1.2 million from $52.6 million at December 31, 2004. Excluding the impact of foreign currency rate movements, our inventory increased $2.4 million from December 31, 2004. We increased our finished goods inventories by $1.5 million. We have made some progress with our lean manufacturing process transition, but this effort has been offset somewhat by increased inventory for new product introductions. We will continue to focus on this area in the remainder of 2005.

Our consolidated indebtedness decreased $1.2 million from $127.6 million at December 31, 2004 to $126.4 million at March 31, 2005. Our debt consists of $125.0 million of 11-1/2% Senior Secured Notes due October 2008 and $1.4 million of other debt in the U.S. and Germany.

We rely mainly on internally generated funds and, to the extent necessary, borrowings under the U.S. revolving credit facility and foreign working capital lines to meet our liquidity needs. Our liquidity needs arise primarily from interest payments, working capital needs and capital expenditure requirements.

Our current credit facilities include a U.S. $15.0 million senior secured credit facility entered into November 19, 2003 (expiring July 12, 2008), subject to certain borrowing base limitations. The credit facility is secured by substantially all of our and our domestic subsidiaries' current and future assets. In addition, we have foreign working capital lines (with on demand repayment provisions), subject to certain limitations, of $12.3 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

At March 31, 2005 we had no borrowings outstanding under our U.S. credit facility and foreign working capital lines. The net availability under our lines, after deduction for open letters of credit and borrowing base limitations, was $25.1 million. The effective annual interest rate under these facilities for amounts borrowed during the three months ended March 31, 2005 was 8.2%.

As of March 31, 2005 we had not made any employer contributions to our U.S. pension plan. In April 2005 we made our minimum required 2005 calendar year employer contribution of $12,000. The remaining contribution of $0.9 million for the 2005 plan year will be paid in 2006.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our exposure to changes in exchange rates. During the three months ended March 31, 2005, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in our statement of operations.

At March 31, 2005, we had outstanding foreign forward exchange contracts with a notional amount of $24.0 million with a weighted average maturity of 76 days.

At March 31, 2005, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $2.4 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant.

At March 31, 2005, Telex had fixed rate debt of $125.6 million and an interest-free loan of $0.8 million. Holding all other variables constant, such as foreign exchange rates and debt levels, a one-percentage point decrease in interest rates would increase the unrealized fair market value of this debt by approximately $3.7 million. Intermediate had fixed rate debt of $73.7 million and a one-percentage point decrease in interest rates would increase the unrealized fair market value of this debt by approximately $2.5 million.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Telex's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of March 31, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded (i) that our disclosure controls and procedures were effective as of the end of the period to ensure that the information that we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (ii) that the information that is required to be reported is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of implementing its U.S. based, world wide information technology application globally. Our England subsidiary went live on the system in the first quarter of 2005. Management does not currently believe that this implementation will adversely affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

  31.1 Certification of Telex's Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

  31.2 Certification of Telex's Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

  32.1 Certification of Telex's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
TELEX COMMUNICATIONS, INC.

Dated: May 6, 2005                      By: /s/ Raymond V. Malpocher
                                            ----------------------------------
                                            Raymond V. Malpocher
                                            President and Chief Executive
                                            Officer

Dated: May 6, 2005                      By: /s/ Gregory W. Richter
                                            -----------------------------------
                                            Gregory W. Richter
                                            Vice President and Chief Financial
                                            Officer

                           TELEX COMMUNICATIONS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
31.1      Certification of Telex's Chief Executive Officer pursuant to Rule
          13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2      Certification of Telex's Chief Financial Officer pursuant to Rule
          13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1      Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
          Section 906 of the Sarbanes-Oxley Act of 2002.