Form 10-Q
period 2005-06-30
TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS LLC; TELEX COMMUNICATIONS INC
filed 2005-07-29
CIK 1274652, 857668

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of July 21, 2005, Telex Communications, Inc. had outstanding 500 shares of Common Stock, $0.01 par value, all of which are owned beneficially and of record by Telex Communications Intermediate Holdings, LLC. Telex Communications Intermediate Holdings, LLC has one member interest outstanding, which is owned by Telex Communications Holdings, Inc. This Quarterly Report on Form 10-Q is a combined report being filed by two different registrants: Telex Communications Intermediate Holdings, LLC and Telex Communications, Inc. (a wholly-owned subsidiary of Telex Communications Intermediate Holdings, LLC). The information contained herein relating to each individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

Telex Communications Intermediate Holdings, LLC and Telex Communications, Inc. meet the conditions set forth in General Instructions (H)(1)(a) and (b) of the Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format.

                        THIS DOCUMENT CONTAINS 35 PAGES.
==============================================================================

                        PART I. --- FINANCIAL INFORMATION

                                                                                                Page(s)
Item 1.  Financial Statements
Included herein is the following unaudited financial information:
TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004                   4
Condensed Consolidated Statements of Operations for the three and six month periods ended
  June 30, 2005 and 2004                                                                          5
Condensed Consolidated Statements of Cash Flows for the six month periods ended
  June 30, 2005 and 2004                                                                          6
TELEX COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004                   7
Condensed Consolidated Statements of Operations for the three and six month periods ended
  June 30, 2005 and 2004                                                                          8
Condensed Consolidated Statements of Cash Flows for the six month periods ended
  June 30, 2005 and 2004                                                                          9

Notes to Condensed Consolidated Financial Statements                                              10-23
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    24-30
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               31
Item 4.  Controls and Procedures                                                                  32

                         PART II. --- OTHER INFORMATION

                                                                                                 Page(s)
Item 6. Exhibits                                                                                  33
Signatures                                                                                        34
Exhibit Index                                                                                     35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              JUNE 30,          DECEMBER 31,
                                                                2005               2004
                                                              ---------         ------------
                                                             (UNAUDITED)        (SEE NOTE)
                                     ASSETS
Current assets:
      Cash and cash equivalents                               $   8,424         $     14,959
      Accounts receivable, net                                   56,913               50,177
      Inventories                                                54,861               52,573
      Other current assets                                        6,581                4,983
                                                              ---------         ------------

          Total current assets                                  126,779              122,692

Property, plant and equipment, net                               33,890               32,025
Deferred financing costs, net                                     5,378                6,162
Goodwill, net                                                    15,705               15,845
Other assets                                                      3,722                3,296
                                                              ---------         ------------

                                                              $ 185,474         $    180,020
                                                              =========         ============

                        LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
      Revolving lines of credit                               $       -         $      1,011
      Current maturities of long-term debt                          458                  479
      Accounts payable                                           18,868               13,173
      Accrued wages and benefits                                 10,470               11,643
      Other accrued liabilities                                  10,996               11,069
      Income taxes payable                                        3,873                5,548
                                                              ---------         ------------
          Total current liabilities                              44,665               42,923

Long-term debt, net                                             202,278              197,065
Other long-term liabilities                                      14,301               12,523
                                                              ---------         ------------
          Total liabilities                                     261,244              252,511
                                                              ---------         ------------
Member's deficit:
      Member interest                                            83,946               83,946
      Accumulated other comprehensive loss                       (5,992)              (1,996)
      Accumulated deficit                                      (153,724)            (154,441)
                                                              ---------         ------------

          Total member's deficit                                (75,770)             (72,491)
                                                              ---------         ------------

                                                              $ 185,474         $    180,020
                                                              =========         ============

            See notes to condensed consolidated financial statements.
Note: The balance sheet at December 31, 2004 has been derived from the Company's audited financial statements at that date.

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                            --------------------    ---------------------
                                            JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                              2005        2004        2005        2004
                                            --------    --------    ---------   ---------
Net sales                                   $ 80,358    $ 77,729    $ 154,246   $ 144,995
Cost of sales                                 43,323      42,123       84,598      79,703
                                            --------    --------    ---------   ---------
               Gross profit                   37,035      35,606       69,648      65,292
                                            --------    --------    ---------   ---------
Operating expenses:
     Engineering                               4,162       3,722        8,454       7,191
     Selling, general and administrative      22,172      21,429       43,392      40,795
                                            --------    --------    ---------   ---------
                                              26,334      25,151       51,846      47,986
                                            --------    --------    ---------   ---------
               Operating income               10,701      10,455       17,802      17,306

Interest expense                              (7,175)     (6,718)     (14,225)    (13,410)
Other income, net                                225         182          996         140
                                            --------    --------    ---------   ---------
Income before income taxes                     3,751       3,919        4,573       4,036
Provision for income taxes                     2,766       2,320        3,856       3,793
                                            --------    --------    ---------   ---------
               Net income                   $    985     $ 1,599    $     717   $     243
                                            ========    ========    =========   =========

            See notes to condensed consolidated financial statements.

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                       ------------------------
                                                                                        JUNE 30,       JUNE 30,
                                                                                          2005          2004
                                                                                       ----------     ---------
OPERATING ACTIVITIES:
      Net income                                                                       $      717     $     243
      Adjustments to reconcile net income to cash flows from operations:
           Depreciation and amortization                                                    3,445         2,978
           Amortization of deferred financing costs and pay-in-kind interest charge         6,276         5,497
           Change in operating assets and liabilities                                     (11,194)       (6,194)
           Change in long-term liabilities                                                  1,926           355
           Other, net                                                                         313           521
                                                                                       ----------     ---------
      Net cash provided by  operating activities                                            1,483         3,400
                                                                                       ----------     ---------
INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                           (6,452)       (3,318)
      Other                                                                                    55           111
                                                                                       ----------     ---------
      Net cash used in investing activities                                                (6,397)       (3,207)
                                                                                       ----------     ---------
FINANCING ACTIVITIES:
      Borrowings (repayments) under revolving lines of credit, net                         (1,011)        1,700
      Repayment of long-term debt                                                            (230)         (218)
      Payment of deferred financing costs                                                       -          (345)
                                                                                       ----------     ---------
      Net cash (used in) provided by financing activities                                  (1,241)        1,137
                                                                                       ----------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                 (380)           (3)
                                                                                       ----------     ---------
CASH AND CASH EQUIVALENTS:
      Net (decrease) increase                                                              (6,535)        1,327
      Balance at beginning of period                                                       14,959         6,698
                                                                                       ----------     ---------
      Balance at end of period                                                         $    8,424     $   8,025
                                                                                       ==========     =========
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
         Interest                                                                      $    8,020     $   6,734
                                                                                       ==========     =========
         Income taxes                                                                  $    2,929     $   3,040
                                                                                       ==========     =========

            See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     JUNE 30,      DECEMBER 31,
                                                                       2005           2004
                                                                    ----------     ------------
                                                                    (UNAUDITED)     (SEE NOTE)
                                     ASSETS
Current assets:
      Cash and cash equivalents                                     $    8,424     $     14,959
      Accounts receivable, net                                          56,913           50,177
      Inventories                                                       54,861           52,573
      Other current assets                                               6,581            4,983
                                                                    ----------     ------------
          Total current assets                                         126,779          122,692

Property, plant and equipment, net                                      33,890           32,025
Deferred financing costs, net                                            4,666            5,350
Goodwill, net                                                           15,705           15,845
Other assets                                                             3,722            3,296
                                                                    ----------     ------------
                                                                    $  184,762     $    179,208
                                                                    ==========     ============

                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
      Revolving lines of credit                                     $        -     $      1,011
      Current maturities of long-term debt                                 458              479
      Accounts payable                                                  18,868           13,173
      Accrued wages and benefits                                        10,470           11,643
      Other accrued liabilities                                         10,886           10,966
      Income taxes payable                                               3,873            5,548
                                                                    ----------     ------------
          Total current liabilities                                     44,555           42,820

Long-term debt, net                                                    125,840          126,079
Other long-term liabilities                                             14,301           12,523
                                                                    ----------     ------------
          Total liabilities                                            184,696          181,422
                                                                    ----------     ------------
Shareholder's equity (deficit):
      Common stock and capital in excess of par                        143,029          143,029
      Accumulated other comprehensive loss                              (5,992)          (1,996)
      Accumulated deficit                                             (136,971)        (143,247)
                                                                    ----------     ------------
          Total shareholder's equity (deficit)                              66           (2,214)
                                                                    ----------     ------------
                                                                    $  184,762     $    179,208
                                                                    ==========     ============

            See notes to condensed consolidated financial statements.
Note: The balance sheet at December 31, 2004 has been derived from the Company's audited financial statements at that date.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                             ------------------------    ----------------------
                                              JUNE 30,      JUNE 30,     JUNE 30,     JUNE 30,
                                               2005          2004         2005          2004
                                             ----------    ----------    ---------    ---------
Net sales                                    $   80,358    $   77,729    $ 154,246    $ 144,995
Cost of sales                                    43,323        42,123       84,598       79,703
                                             ----------    ----------    ---------    ---------
               Gross profit                      37,035        35,606       69,648       65,292
                                             ----------    ----------    ---------    ---------
Operating expenses:
     Engineering                                  4,162         3,722        8,454        7,191
     Selling, general and administrative         22,159        21,415       43,356       40,771
                                             ----------    ----------    ---------    ---------
                                                 26,321        25,137       51,810       47,962
                                             ----------    ----------    ---------    ---------
               Operating income                  10,714        10,469       17,838       17,330

Interest expense                                 (4,131)       (4,083)      (8,246)      (8,233)
Other income, net                                   225           182          996          140
                                             ----------    ----------    ---------    ---------
Income before income taxes                        6,808         6,568       10,588        9,237
Provision for income taxes                        2,766         2,320        3,856        3,793
                                             ----------    ----------    ---------    ---------
               Net income                    $    4,042    $    4,248    $   6,732    $   5,444
                                             ==========    ==========    =========    =========

            See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                -------------------------
                                                                                 JUNE 30,        JUNE 30,
                                                                                   2005            2004
                                                                                ----------      ---------
OPERATING ACTIVITIES:
      Net income                                                                $    6,732      $   5,444
      Adjustments to reconcile net income to cash flows from operations:
           Depreciation and amortization                                             3,445          2,978
           Amortization of deferred financing costs                                    724            701
           Change in operating assets and liabilities                              (11,201)        (6,205)
           Change in long-term liabilities                                           1,926            355
           Other, net                                                                  313            521
                                                                                ----------      ---------
      Net cash provided by  operating activities                                     1,939          3,794
                                                                                ----------      ---------
INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                    (6,452)        (3,318)
      Other                                                                             55            111
                                                                                ----------      ---------
      Net cash used in investing activities                                         (6,397)        (3,207)
                                                                                ----------      ---------
FINANCING ACTIVITIES:
      Borrowings (repayments) under revolving lines of credit, net                  (1,011)         1,700
      Repayment of long-term debt                                                     (230)          (437)
      Payment of deferred financing costs                                                -           (218)
      Dividend to parent                                                              (456)          (302)
                                                                                ----------      ---------
      Net cash (used in) provided by financing activities                           (1,697)           743
                                                                                ----------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                          (380)            (3)
                                                                                ----------      ---------
CASH AND CASH EQUIVALENTS:
      Net (decrease) increase                                                       (6,535)         1,327
      Balance at beginning of period                                                14,959          6,698
                                                                                ----------      ---------
      Balance at end of period                                                  $    8,424      $   8,025
                                                                                ==========      =========
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
         Interest                                                               $    7,599      $   6,366
                                                                                ==========      =========
         Income taxes                                                           $    2,929      $   3,040
                                                                                ==========      =========

            See notes to condensed consolidated financial statements.

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                            TELEX COMMUNICATIONS, INC

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

      Intermediate is a wholly owned subsidiary of Telex Communications Holdings, Inc. ("Old Telex"), which is not a registrant. Intermediate and Telex were formed in connection with the November 19, 2003 refinancing of Old Telex's debt obligations and related corporate restructuring.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

      Preparation of Intermediate's and Telex's financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for Intermediate and Telex.

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

2.    Inventories

      Inventories consist of the following (in thousands):

                          June 30,   December 31,
                            2005        2004
                          --------   ------------
Raw materials             $ 24,559   $    24,088
Work in process              5,452         8,006
Finished products           24,850        20,479
                          --------   -----------
                          $ 54,861   $    52,573
                          ========   ===========

3.    Goodwill

      Effective January 1, 2002, Telex adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Telex performs annual impairment reviews at the beginning of the fourth quarter or at any time there is an indicator of impairment. There was no indicator of impairment for the quarter ended June 30, 2005. Telex has certain amounts of goodwill denominated in foreign currencies that fluctuate with movement of exchange rates.

      The following table presents the changes in carrying value of goodwill by business segment as of June 30, 2005 (in thousands):

                                                           Advanced Communication
                                     Professional Audio        Technologies            Total
                                     ------------------    ----------------------    --------
Balance as of December 31, 2004      $            9,755    $                6,090    $ 15,845
Foreign currency translation                       (140)                        -        (140)
                                     ------------------    ----------------------    --------
Balance as of June 30, 2005          $            9,615    $                6,090    $ 15,705
                                     ==================    ======================    ========

4.    Debt

      Long-term debt consists of the following (in thousands):

                                              June 30,    December 31,
                                               2005          2004
                                             ---------    ------------
TELEX
Senior Secured Notes                         $ 125,000     $ 125,000
Other debt                                       1,298         1,558
                                             ---------     ---------
                                               126,298       126,558
Less - current portion                            (458)         (479)
                                             ---------     ---------
              Total Telex long-term debt       125,840       126,079

INTERMEDIATE
Senior Subordinated Discount Notes              76,438        70,986
                                             ---------     ---------
              Total long-term debt           $ 202,278     $ 197,065
                                             ---------     ---------

5.    Income Taxes

      Consistent with the provisions of APB No. 28, "Interim Financial Reporting," Telex has provided an income tax provision based on its best estimate of the effective tax rate applicable for the entire year. Telex recorded an income tax provision of $3.9 million on pre-tax income of $10.6 million for the six months ended June 30, 2005. Telex recorded an income tax provision of $3.8 million on pre-tax income of $9.2 million for the six months ended June 30, 2004. The income tax rate was 36.4% and 41.1% for the six months ended June 30, 2005 and 2004, respectively. The six months ended June 30, 2004 included $0.3 million of additional expense for our German subsidiary related to an audit of the 2002 tax year. The effective rate, excluding the prior year expense, was 37.8%.

      Intermediate's income tax provision is the same as Telex's because the incremental interest expense at Intermediate is non-deductible.

      Intermediate and Telex file a consolidated U.S. tax return with Old Telex. The tax provisions recorded by Telex are calculated on a separate company basis under a tax sharing agreement with Old Telex. Telex had a payable to Old Telex of $5.0 million, $3.3 million, and $1.7 million as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively, included in other long-term liabilities. Each foreign subsidiary of Telex files its tax return in its respective foreign country.

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

      The following table presents the net periodic benefit cost (income) for each period (in thousands):

                                                     Three months ended June 30,    Six months ended June 30,
                                                     ---------------------------    ----------       ---------
                                                       2005               2004         2005            2004
                                                     ---------          --------    ----------       ---------
Components of net periodic benefit cost (income):
Interest cost                                        $     301          $    334    $      602       $     669
Expected return on plan assets                            (368)             (456)         (736)           (912)
Amortization of prior service cost                         106                 -           212               -
                                                     ---------          --------    ----------       ---------
       Net periodic benefit cost (income)            $      39          $   (122)   $       78       $    (243)
                                                     ---------          --------    ----------       ---------

      Telex made employer contributions of $12,000 in April 2005 with no additional funding required in the remainder of 2005.

7.    Related-Party Transactions

      In 2000, Telex relocated its corporate headquarters to a facility leased from DRF 12000 Portland LLC (the LLC), an entity in which Telex has a 50% interest. Telex contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. Telex's allocable share of the LLC income is included as a component of other income in the condensed consolidated statements of operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At June 30, 2005, the remaining balance on the mortgage was $6.6 million. The annual lease payments to the LLC are $1.1 million for years one to five and $1.2 million for years six to ten. The lease commenced in June 2000. Telex may renew the lease at the end of the initial lease term for three renewal terms of five years each. The lease has been classified as an operating lease and the lease payments are recorded as rent expense. Telex's exposure to loss associated with the LLC is its investment in the LLC, which totaled $0.8 million at June 30, 2005. The investment in the LLC is included in the condensed consolidated balance sheets as a component of other assets.

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

8.    Comprehensive Loss

      Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Intermediate, comprehensive net loss represents net income or loss adjusted for foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive loss is as follows (in thousands):

                                                                        Telex
                                              --------------------------------------------------------
                                              Three months ended June 30,    Six months ended June 30,
                                              ---------------------------    -------------------------
                                                 2005           2004            2005           2004
                                              ------------   ------------    -----------     ---------
Net income                                    $      4,042   $    4,248      $     6,732     $  5,444
Other comprehensive income:
   Foreign currency translation adjustment          (2,566)        (890)          (3,996)        (477)
                                              ------------   ----------      -----------     --------
Comprehensive income                          $      1,476   $    3,358      $     2,736     $  4,967
                                              ============   ==========      ===========     ========

                                                                      Intermediate
                                              -----------------------------------------------------------
                                              Three months ended June 30,       Six months ended June 30,
                                              ---------------------------       -------------------------
                                                 2005           2004              2005            2004
                                              ------------   ------------       --------     -----------
Net income                                    $       985    $      1,599       $    717     $       243
Other comprehensive income:
   Foreign currency translation adjustment         (2,566)           (890)        (3,996)           (477)
                                              -----------    ------------       --------     -----------
Comprehensive income (loss)                   $    (1,581)   $        709       $ (3,279)    $      (234)
                                              ===========    ============       ========     ===========

      The components of accumulated other comprehensive loss for both Intermediate and Telex are as follows (in thousands):

                                    June 30,       December 31,
                                      2005             2004
                                   -----------     ------------
Foreign currency translation       $     2,274     $      6,270
Minimum pension liability               (8,266)          (8,266)
                                   -----------     ------------
                                   $    (5,992)    $     (1,996)
                                   -----------     ------------

9.    Segment Information

      Telex has two business segments: Professional Audio and Advanced Communication Technologies.

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

      Advanced Communication Technologies

      Advanced Communication Technologies (formerly known as Audio and Wireless Technology) targets six principal product markets including: (i) digital audio duplication products for the religious, education and enterprise markets; (ii) military/aviation communication products for the military and aviation markets; (iii) wireless networking products serving the original equipment manufacturer, wireless internet service provider and medical telemetry markets; (iv) land mobile communication products for the public safety, military and industrial markets; (v) audio and wireless education products for classroom and computer based education markets; and (vi) talking books products for the blind and reading disabled markets.

      The following tables provide information for Telex, and Intermediate where relevant, by business segment and geographic region for the three and six months ended June 30, 2005 and 2004 (in thousands):

                                                     Three months ended                   Six months ended
                                               ------------------------------      ------------------------------
                                                 June 30,          June 30,          June 30,          June 30,
                                                   2005              2004              2005              2004
                                               ------------      ------------      ------------      ------------
Net sales
  Professional Audio                           $     65,494      $     64,234      $    123,041      $    117,991
  Advanced Communication Technologies                14,864            13,495            31,205            27,004
                                               ------------      ------------      ------------      ------------
                                               $     80,358      $     77,729      $    154,246      $    144,995
                                               ============      ============      ============      ============

Operating income (loss) (1)
  Professional Audio                           $      8,754      $      8,728      $     13,219      $     13,613
  Advanced Communication Technologies                 2,092             2,004             4,809             4,212
  Corporate                                            (145)             (277)             (226)             (519)
                                               ------------      ------------      ------------      ------------
                                               $     10,701      $     10,455      $     17,802      $     17,306
                                               ============      ============      ============      ============

Depreciation expense
  Professional Audio                           $      1,371      $      1,185      $      2,724      $      2,385
  Advanced Communication Technologies                   101                99               193               180
  Corporate                                             267               198               503               407
                                               ------------      ------------      ------------      ------------
                                               $      1,739      $      1,482      $      3,420      $      2,972
                                               ============      ============      ============      ============

Capital expenditures
  Professional Audio                           $      1,630      $        990      $      3,172      $      2,300
  Advanced Communication Technologies                   221               212               494               420
  Corporate                                           1,360               160             2,786               598
                                               ------------      ------------      ------------      ------------
                                               $      3,211      $      1,362      $      6,452      $      3,318
                                               ============      ============      ============      ============

Total assets (2)
  Professional Audio                                                               $    125,719      $    127,607
  Advanced Communication Technologies                                                    37,987            41,515
  Corporate                                                                              21,768            13,004
                                                                                   ------------      ------------
                                                                                   $    185,474      $    182,126
                                                                                   ============      ============

(1) These results include corporate operating expenses for Intermediate of $13,000 and $14,000 for the quarter ended June 30, 2005 and 2004, respectively, and $36,000 and $24,000 for the six months ended June 30, 2005 and 2004 respectively.

(2) Total assets include deferred financing costs for Intermediate of $712,000 and $871,000 as of June 30, 2005 and 2004, respectively.

Corporate operating expenses include unallocated corporate engineering, selling, general and administrative costs and amortization of other intangibles. Corporate identifiable assets relate principally to the Company's investment in information systems and corporate facilities, as well as cash and deferred financing costs.

The Company's net sales into each of its principal geographic regions were as follows (in thousands):

                                                     Three months ended                   Six months ended
                                               ------------------------------      ------------------------------
                                                 June 30,          June 30,          June 30,          June 30,
                                                   2005              2004              2005              2004
                                               ------------      ------------      ------------      ------------
United States                                  $     39,474      $     38,593      $     76,898      $     72,243
Europe                                               23,325            22,841            44,267            41,290
Asia                                                 10,359            10,385            21,942            20,206
Other foreign countries                               7,200             5,910            11,139            11,256
                                               ------------      ------------      ------------      ------------
                                               $     80,358      $     77,729      $    154,246      $    144,995
                                               ============      ============      ============      ============

It is not practical for the Company to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

Long-lived assets of the Company's U.S. and International operations were as follows (in thousands):

                                               June 30, 2005     December 31, 2004
                                               -------------     -----------------
United States                                  $      44,924     $          43,352
International                                         13,771                13,976
                                               -------------     -----------------
                                               $      58,695     $          57,328
                                               =============     =================

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

   The following tables present condensed consolidating balance sheets as of June 30, 2005 and December 31, 2004, condensed consolidating statements of operations for the three and six months ended June 30, 2005 and 2004, and condensed consolidating statements of cash flows for the six months ended June 30, 2005 and 2004. Intermediate's 13% senior subordinated discount notes are unsecured and are not guaranteed by any other party.

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2005
                                 (IN THOUSANDS)

                                                ISSUER         GUARANTOR        NON-GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                             ------------     ------------     ----------------    ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents               $      3,264     $          -     $          5,160    $          -    $      8,424
     Accounts receivable, net                      28,174                -               28,739               -          56,913
     Inventories                                   23,553                -               35,461          (4,153)         54,861
     Other current assets                           2,541           33,410                7,854         (37,224)          6,581
                                             ------------     ------------     ----------------    ------------    ------------
        Total current assets                       57,532           33,410               77,214         (41,377)        126,779

Property, plant and equipment, net                 23,730                -               10,160               -          33,890
Deferred financing costs, net                       4,666                -                    -               -           4,666
Goodwill, net                                      14,500                -                4,887          (3,682)         15,705
Other assets                                        1,523                -                2,206              (7)          3,722
Investment in subsidiaries                         87,354           53,957                    -        (141,311)              -
                                             ------------     ------------     ----------------    ------------    ------------
                                             $    189,305     $     87,367     $         94,467    $   (186,377)   $    184,762
                                             ============     ============     ================    ============    ============

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
     Current maturities of long-term debt    $        212     $          -     $            246    $          -    $        458
     Accounts payable                              11,451                -                7,417               -          18,868
     Accrued wages and benefits                     3,863                -                6,607               -          10,470
     Other accrued liabilities                     24,186                -               23,928         (37,228)         10,886
     Income taxes payable                           3,384                -                  489               -           3,873
                                             ------------     ------------     ----------------    ------------    ------------
        Total current liabilities                  43,096                -               38,687         (37,228)         44,555

Long-term debt, net                               125,560                -                  280               -         125,840
Other long-term liabilities                        12,745               13                1,543               -          14,301
                                             ------------     ------------     ----------------    ------------    ------------
        Total liabilities                         181,401               13               40,510         (37,228)        184,696
                                             ------------     ------------     ----------------    ------------    ------------

Shareholder's equity (deficit)                      7,904           87,354               53,957        (149,149)             66
                                             ------------     ------------     ----------------    ------------    ------------
                                             $    189,305     $     87,367     $         94,467    $   (186,377)   $    184,762
                                             ============     ============     ================    ============    ============

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2004
                                 (IN THOUSANDS)

                                                  ISSUER         GUARANTOR      NON-GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                               ------------     ------------   ----------------    ------------      ------------
ASSETS
Current assets:
     Cash and cash equivalents                 $      8,593     $        200     $      6,166      $          -      $     14,959
     Accounts receivable, net                        22,370                -           27,807                 -            50,177
     Inventories                                     22,686                -           34,043            (4,156)           52,573
     Other current assets                             1,928           34,023           12,425           (43,393)            4,983
                                               ------------     ------------     ------------      ------------      ------------
         Total current assets                        55,577           34,223           80,441           (47,549)          122,692

Property, plant and equipment, net                   21,328                -           10,697                 -            32,025
Deferred financing costs, net                         5,350                -                -                 -             5,350
Goodwill, net                                        14,500                -            1,345                 -            15,845
Other assets                                          1,362                -            1,934                 -             3,296
Investment in subsidiaries                           86,642           52,432                -          (139,074)                -
                                               ------------     ------------     ------------      ------------      ------------
                                               $    184,759     $     86,655     $     94,417      $   (186,623)     $    179,208
                                               ============     ============     ============      ============      ============

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
     Revolving lines of credit                 $          -     $          -     $      1,011      $          -      $      1,011
     Current maturities of long-term debt               212                -              267                 -               479
     Accounts payable                                 7,374                -            5,799                 -            13,173
     Accrued wages and benefits                       5,276                -            6,367                 -            11,643
     Other accrued liabilities                       29,094                -           25,387           (43,515)           10,966
     Income taxes payable                             4,454                -            1,094                 -             5,548
                                               ------------     ------------     ------------      ------------      ------------
         Total current liabilities                   46,410                -           39,925           (43,515)           42,820

Long-term debt, net                                 125,626                -              453                 -           126,079
Other long-term liabilities                          10,903               13            1,607                 -            12,523
                                               ------------     ------------     ------------      ------------      ------------
         Total liabilities                          182,939               13           41,985           (43,515)          181,422
                                               ------------     ------------     ------------      ------------      ------------

Shareholder's equity (deficit)                        1,820           86,642           52,432          (143,108)           (2,214)
                                               ------------     ------------     ------------      ------------      ------------
                                               $    184,759     $     86,655     $     94,417      $   (186,623)     $    179,208
                                               ============     ============     ============      ============      ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005
                                 (IN THOUSANDS)

                                                ISSUER          GUARANTOR      NON-GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                             ------------      ------------   ----------------    ------------      ------------
Net sales                                    $     55,102      $          -     $     47,470      $    (22,214)     $     80,358
Cost of sales                                      32,992                 -           32,481           (22,150)           43,323
                                             ------------      ------------     ------------      ------------      ------------
           Gross profit                            22,110                 -           14,989               (64)           37,035
                                             ------------      ------------     ------------      ------------      ------------
Operating expenses:

   Engineering                                      2,422                 -            1,740                 -             4,162
   Selling, general and administrative             13,263                 -            8,896                 -            22,159
                                             ------------      ------------     ------------      ------------      ------------
                                                   15,685                 -           10,636                 -            26,321
                                             ------------      ------------     ------------      ------------      ------------
     Operating income (loss)                        6,425                 -            4,353               (64)           10,714

Interest expense                                   (4,064)              142             (209)                -            (4,131)
Other income (expense), net                           348                 -             (123)                -               225
Equity in earnings of subsidiaries                  2,847             2,705                -            (5,552)                -
                                             ------------      ------------     ------------      ------------      ------------
Income (loss) before income taxes                   5,556             2,847            4,021            (5,616)            6,808
Provision for income taxes                          1,450                 -            1,316                 -             2,766
                                             ------------      ------------     ------------      ------------      ------------
        Net income (loss)                    $      4,106      $      2,847     $      2,705      $     (5,616)     $      4,042
                                             ============      ============     ============      ============      ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                 (IN THOUSANDS)

                                              ISSUER          GUARANTOR      NON-GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                           ------------      ------------   ----------------    ------------      ------------
Net sales                                  $     50,852      $          -     $     45,617      $    (18,740)     $     77,729
Cost of sales                                    30,054                 -           30,587           (18,518)           42,123
                                           ------------      ------------     ------------      ------------      ------------
           Gross profit                          20,798                 -           15,030              (222)           35,606
                                           ------------      ------------     ------------      ------------      ------------
Operating expenses:

   Engineering                                    2,159                 -            1,563                 -             3,722
   Selling, general and administrative           13,174                 -            8,241                 -            21,415
                                           ------------      ------------     ------------      ------------      ------------
                                                 15,333                 -            9,804                 -            25,137
                                           ------------      ------------     ------------      ------------      ------------
        Operating income (loss)                   5,465                 -            5,226              (222)           10,469

Interest expense                                 (4,046)              235             (272)                -            (4,083)
Other income (expense), net                         377                 -             (195)                -               182
Equity in earnings of subsidiaries                3,536             3,301                -            (6,837)                -
                                           ------------      ------------     ------------      ------------      ------------
Income (loss) before income taxes                 5,332             3,536            4,759            (7,059)            6,568
Provision for income taxes                          862                 -            1,458                 -             2,320
                                           ------------      ------------     ------------      ------------      ------------
        Net income (loss)                  $      4,470      $      3,536     $      3,301      $     (7,059)     $      4,248
                                           ============      ============     ============      ============      ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                 (IN THOUSANDS)

                                              ISSUER          GUARANTOR      NON-GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                           ------------      ------------   ----------------    ------------      ------------
Net sales                                  $    104,177      $          -     $     90,550      $    (40,481)     $    154,246
Cost of sales                                    62,757                 -           61,807           (39,966)           84,598
                                           ------------      ------------     ------------      ------------      ------------
           Gross profit                          41,420                 -           28,743              (515)           69,648
                                           ------------      ------------     ------------      ------------      ------------
Operating expenses:
   Engineering                                    4,911                 -            3,543                 -             8,454
   Selling, general and administrative           25,831                 -           17,525                 -            43,356
                                           ------------      ------------     ------------      ------------      ------------
                                                 30,742                 -           21,068                 -            51,810
                                           ------------      ------------     ------------      ------------      ------------
        Operating income (loss)                  10,678                 -            7,675              (515)           17,838

Interest expense                                 (8,126)              291             (411)                -            (8,246)
Other income (expense), net                       1,180                 -             (184)                -               996
Equity in earnings of subsidiaries                5,051             4,760                -            (9,811)                -
                                           ------------      ------------     ------------      ------------      ------------
Income (loss) before income taxes                 8,783             5,051            7,080           (10,326)           10,588
Provision for income taxes                        1,536                 -            2,320                 -             3,856
                                           ------------      ------------     ------------      ------------      ------------
        Net income (loss)                  $      7,247      $      5,051     $      4,760      $    (10,326)     $      6,732
                                           ============      ============     ============      ============      ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                 (IN THOUSANDS)

                                              ISSUER          GUARANTOR      NON-GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                           ------------      ------------   ----------------    ------------      ------------
Net sales                                  $     97,479      $          -     $     85,170      $    (37,654)     $    144,995
Cost of sales                                    58,595                 -           57,296           (36,188)           79,703
                                           ------------      ------------     ------------      ------------      ------------
           Gross profit                          38,884                 -           27,874            (1,466)           65,292
                                           ------------      ------------     ------------      ------------      ------------
Operating expenses:
   Engineering                                    4,167                 -            3,024                 -             7,191
   Selling, general and administrative           24,705                 -           16,066                 -            40,771
                                           ------------      ------------     ------------      ------------      ------------
                                                 28,872                 -           19,090                 -            47,962
                                           ------------      ------------     ------------      ------------      ------------
        Operating income (loss)                  10,012                 -            8,784            (1,466)           17,330

Interest expense                                 (8,170)              474             (537)                -            (8,233)
Other income (expense), net                         556                 -             (416)                -               140
Equity in earnings of subsidiaries                5,619             5,145                -           (10,764)                -
                                           ------------      ------------     ------------      ------------      ------------
Income (loss) before income taxes                 8,017             5,619            7,831           (12,230)            9,237
Provision for income taxes                        1,107                 -            2,686                 -             3,793
                                           ------------      ------------     ------------      ------------      ------------
        Net income (loss)                  $      6,910      $      5,619     $      5,145      $    (12,230)     $      5,444
                                           ============      ============     ============      ============      ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                 (IN THOUSANDS)

                                                                ISSUER     GUARANTOR    NON-GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                               ---------   ---------   ----------------  ------------  ------------
OPERATING ACTIVITIES:
     Net income (loss)                                         $   7,247   $   5,051       $   4,760       $ (10,326)    $   6,732
     Adjustments to reconcile net income (loss) to cash
      flows from operations:
        Depreciation and amortization                              2,325           -           1,120               -         3,445
        Amortization of deferred financing costs                     724           -               -               -           724
        Equity in earnings of subsidiaries                        (5,051)     (4,760)              -           9,811             -
        Change in operating assets and liabilities                (7,315)       (491)         (3,910)            515       (11,201)
        Change in long-term liabilities                            1,842           -              84               -         1,926
        Other, net                                                   282           -              31               -           313
                                                               ---------   ---------       ---------       ---------     ---------
     Net cash provided by operating activities                        54        (200)          2,085               -         1,939
                                                               ---------   ---------       ---------       ---------     ---------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                   (4,876)          -          (1,576)              -        (6,452)
     Other                                                            55           -               -               -            55
                                                               ---------   ---------       ---------       ---------     ---------
     Net cash used in investing activities                        (4,821)          -          (1,576)              -        (6,397)
                                                               ---------   ---------       ---------       ---------     ---------

FINANCING ACTIVITIES:
     Borrowings under revolving lines of credit, net                   -           -          (1,011)              -        (1,011)
     Repayment of long-term debt                                    (106)          -            (124)              -          (230)
     Dividend to parent                                             (456)          -               -               -          (456)
                                                               ---------   ---------       ---------       ---------     ---------
     Net cash used in financing activities                          (562)          -          (1,135)              -        (1,697)
                                                               ---------   ---------       ---------       ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS           -           -            (380)              -          (380)
                                                               ---------   ---------       ---------       ---------     ---------

CASH AND CASH EQUIVALENTS:
     Net decrease                                                 (5,329)       (200)         (1,006)              -        (6,535)
     Balance at beginning of period                                8,593         200           6,166               -        14,959
                                                               ---------   ---------       ---------       ---------     ---------
     Balance at end of period                                  $   3,264   $       -       $   5,160       $       -     $   8,424
                                                               =========   =========       =========       =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
        Interest                                               $   7,188   $       -       $     411       $       -     $   7,599
                                                               =========   =========       =========       =========     =========
        Income taxes                                           $     277   $       -       $   2,652       $       -     $   2,929
                                                               =========   =========       =========       =========     =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                 (IN THOUSANDS)

                                                                ISSUER     GUARANTOR    NON-GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                               ---------   ---------   ----------------  ------------  ------------
OPERATING ACTIVITIES:
     Net income (loss)                                         $   6,910   $   5,619       $   5,145       $ (12,230)    $   5,444
     Adjustments to reconcile net income (loss) to cash
      flows from operations:
        Depreciation and amortization                              1,992           -             986               -         2,978
        Amortization of deferred financing costs                     701           -               -               -           701
        Equity in earnings of subsidiaries                        (5,619)     (5,145)              -          10,764             -
        Change in operating assets and liabilities                (1,944)        (78)         (5,634)          1,451        (6,205)
        Change in long-term liabilities                              270           -              70              15           355
        Other, net                                                   350           -             171               -           521
                                                               ---------   ---------       ---------       ---------     ---------
     Net cash provided by operating activities                     2,660         396             738               -         3,794
                                                               ---------   ---------       ---------       ---------     ---------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                   (2,290)          -          (1,028)              -        (3,318)
     Other                                                           111           -               -               -           111
                                                               ---------   ---------       ---------       ---------     ---------
     Net cash used in investing activities                        (2,179)          -          (1,028)              -        (3,207)
                                                               ---------   ---------       ---------       ---------     ---------

FINANCING ACTIVITIES:
     Borrowings under revolving lines of credit, net                   -           -           1,700               -         1,700
     Repayment of long-term debt                                    (106)          -            (112)              -          (218)
     Payment of deferred financing costs                            (302)          -               -               -          (302)
     Dividend to parent                                             (437)          -               -               -          (437)
     Change in intercompany receivable/payable                       396        (396)              -               -             -
                                                               ---------   ---------       ---------       ---------     ---------
     Net cash (used in) provided by financing activities            (449)       (396)          1,588               -           743
                                                               ---------   ---------       ---------       ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS           -           -              (3)              -            (3)
                                                               ---------   ---------       ---------       ---------     ---------

CASH AND CASH EQUIVALENTS:
     Net increase                                                     32           -           1,295               -         1,327
     Balance at beginning of period                                1,699           -           4,999               -         6,698
                                                               ---------   ---------       ---------       ---------     ---------
     Balance at end of period                                  $   1,731   $       -       $   6,294       $       -     $   8,025
                                                               =========   =========       =========       =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
        Interest                                               $   5,830   $       -       $     536       $       -     $   6,366
                                                               =========   =========       =========       =========     =========
        Income taxes                                           $     210   $       -       $   2,830       $       -     $   3,040
                                                               =========   =========       =========       =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this report, contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any such forward-looking statements involve known and unknown risks and uncertainties and our actual results may differ materially from those forward-looking statements. While made in good faith based on information currently available to management, we cannot assure you that such opinions or expectations will be achieved or accomplished. We do not undertake to update, revise or correct any of the forward-looking information contained in this report. The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect our future results and could cause such results to differ materially from those expressed in such forward-looking statements: (i) the timely development and market acceptance of new products; (ii) the financial resources of competitors and the impact of competitive products and pricing;
(iii) changes in general and industry specific economic conditions on a national, regional or international basis; (iv) changes in laws and regulations, including changes in accounting standards; (v) the timing and success of the implementation of changes in our operations to effect cost savings; (vi) opportunities that may be presented to and pursued by us; (vii) our financial resources, including our ability to access external sources of capital; and
(viii) such other risks and uncertainties as are detailed from time to time in our reports and filings with the Securities and Exchange Commission.

Management's Discussion and Analysis of Financial Condition and Results of Operations is provided solely with respect to Telex and its subsidiaries since substantially all of the Company's operations are conducted by Telex. However, Intermediate has outstanding debt securities. Accordingly, information with respect to interest expense of Intermediate is also provided herein. The discussion of liquidity and capital resources pertains to Telex and its consolidated subsidiaries. Telex and Intermediate were formed in connection with the November 2003 restructuring of Old Telex's debt obligations and related corporate restructuring.

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

We have two business segments: Professional Audio and Advanced Communication Technologies (formerly known as Audio and Wireless Technology). Professional Audio consists of five product lines within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by professional musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcasts;
(iv) professional communication products, including advanced digital matrix intercoms used by broadcasters (including all major television networks) to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams as well as by utilities, aerospace and industrial organizations; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

Advanced Communication Technologies targets six principal product markets including: (i) digital audio duplication products for the religious, education and enterprise markets; (ii) military/aviation communication products for the military and aviation markets; (iii) wireless networking products serving the original equipment manufacturer, wireless internet service provider and medical telemetry markets; (iv) land mobile communication products for the public safety, military and industrial markets; (v) audio and wireless education products for classroom and computer based education markets; and (vi) talking book products for the blind and reading disabled markets.

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

We report foreign exchange gains or losses on transactions as part of other (income) expense. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included in "accumulated other comprehensive loss" as part of shareholder's equity.

CRITICAL ACCOUNTING POLICIES

There has been no material change in our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding certain items in Telex's condensed consolidated statements of operations (dollars in thousands):

                                                       Three months ended                     Six months ended
                                             -------------------------------------    -----------------------------------
                                              June 30,      June 30,         %         June 30,      June 30,       %
                                                2005          2004        Change         2005          2004       Change
                                             ----------    ----------    ---------    ----------    ----------   --------
Net sales:
    Professional Audio                       $   65,494    $   64,234          2.0%   $  123,041    $  117,991        4.3%
    Advanced Communication Technologies          14,864        13,495         10.1%       31,205        27,004       15.6%
                                             ----------    ----------    ---------    ----------    ----------   --------
    Total net sales                          $   80,358    $   77,729          3.4%   $  154,246    $  144,995        6.4%
                                             ==========    ==========    ---------    ==========    ==========   --------

Total gross profit                           $   37,035    $   35,606                 $   69,648    $   65,292
      % of sales                                   46.1%         45.8%                      45.2%         45.0%
Operating income                             $   10,714    $   10,469                 $   17,838    $   17,330
                                             ==========    ==========                 ==========    ==========
Net income                                   $    4,042    $    4,248                 $    6,732    $    5,444
                                             ==========    ==========                 ==========    ==========

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004

Net sales. Net sales increased $2.7 million, or 3.4%, from $77.7 million for the three months ended June 30, 2004 to $80.4 million for the three months ended June 30, 2005. We experienced higher sales in our Americas and European marketplaces with lower sales in Asian markets. Net sales increased in both the Professional Audio and the Advanced Communication Technologies segment.

Our six-month net sales increased $9.2 million, or 6.4%, from $145.0 million for the six months ended June 30, 2004 to $154.2 million for the six months ended June 30, 2005. Net sales increased in both the Professional Audio segment and Advanced Communication Technologies segment led by solid growth in speaker, landmobile, and systems electronics products.

Net sales in the Professional Audio segment increased $1.3 million, or 2.0%, from $64.2 million for the three months ended June 30, 2004 to $65.5 million for the three months ended June 30, 2005. The Professional Audio group saw a moderate increase in sales across most catagories in the second quarter of 2005, led by speaker products, which was partially offset by a decrease in console and other electronic products. Six-month net sales increased $5.0 million, or 4.3%, from $118.0 million for the six months ended June 30, 2004 to $123.0 million for the six months ended June 30, 2005. Net sales increases for the six months of 2005 were achieved geographically in the Americas and Europe, partially offset by a decline in Asia. The speaker products saw the most significant increase in sales compared to the same period last year.

Net sales in the Advanced Communication Technologies segment increased $1.4 million, or 10.1%, from $13.5 million for the three months ended June 30, 2004 to $14.9 million for the three months ended June 30, 2005. The increase in net sales is attributed primarily to higher sales of our wireless networking products. Six-month net sales increased $4.2 million, or 15.6%, from $27.0 million for the six months ended June 30, 2004 to $31.2 million for the six months ended June 30, 2005. The increase for the six months of 2005 compared to the six months of

2004 is primarily from sales of our landmobile and wireless networking products.

Gross profit. Gross profit increased $1.4 million, or 4.0%, from $35.6 million for the three months ended June 30, 2004 to $37.0 million for the three months ended June 30, 2005. Gross profit increased $4.3 million, or 6.7%, from $65.3 million for the six months ended June 30, 2004 to $69.6 million for the six months ended June 30, 2005. The gross margin rate increased to 46.1% for the three months ended June 30, 2005 compared to a gross margin rate of 45.8% for the three months ended June 30, 2004 and the gross margin rate increased to 45.2% for the six months ended June 30, 2005 compared to a gross margin rate of 45.0% for the six months ended June 30, 2004. The slightly higher margins are a result of higher European margins offset by a decline in Asia.

The gross margin rate for the Professional Audio segment decreased slightly from 46.8% for the three months ended June 30, 2004 to 46.7% for the three months ended June 30, 2005. The gross margin rate also decreased slightly from 45.7% for the six months ended June 30, 2004 to 45.5% for the six months ended June 30, 2005. The decrease in the gross margin rate for 2005 from the corresponding periods in 2004 is attributed primarily to the lower sales of our intercom products.

The gross margin rate for the Advanced Communication Technologies segment increased from 41.1% for the three months ended June 30, 2004 to 43.3% for the three months ended June 30, 2004. The gross margin rate increased from 42.1% for the six months ended June 30, 2004 to 43.8% for the six months ended June 30, 2005. The increase in the gross margin rate for 2005 from the corresponding periods in 2004 is attributed primarily to increased sales of landmobile products.

Engineering. Engineering expenses increased $0.5 million, or 11.8%, from $3.7 million for the three months ended June 30, 2004 to $4.2 million for the three months ended June 30, 2005. Engineering expenses increased $1.3 million, or 17.6%, from $7.2 million for the six months ended June 30, 2004 to $8.5 million for the six months ended June 30, 2005. We continue to invest in new product development across all of our business segments.

Selling, general and administrative. Selling, general and administrative expenses increased $0.8 million, or 3.5%, from $21.4 million for the three months ended June 30, 2004 to $22.2 million for the three months ended June 30, 2005. Selling, general and administrative expenses increased $2.6 million, or 6.3%, from $40.8 million for the six months ended June 30, 2004 to $43.4 million for the six months ended June 30, 2005. The increase is mainly from higher U.S. and European selling and marketing activities. We expect our selling, general and administrative expenses to remain at the second quarter 2005 levels in the second half of the year.

Interest expense. Interest expense consists of (in thousands):

                                                             Three months ended                Six months ended
                                                                June 30, 2005                    June 30, 2005
                                                       -----------------------------     -----------------------------
                                                           Telex        Intermediate         Telex        Intermediate
                                                       ------------     ------------     ------------     ------------
Cash interest
       11.5 % Senior Secured Notes                     $      3,594     $      3,594     $      7,188     $      7,188
       13.0% Senior Subordinated Discount Notes                   -              217                -              427
       Other                                                    195              195              374              374
                                                       ------------     ------------     ------------     ------------
       Total cash interest                                    3,789            4,006            7,562            7,989
Non-cash interest:
       Amortization of deferred financing costs                 342              392              684              784
       Amortization of debt issuance discount                     -            2,777                -            5,452
                                                       ------------     ------------     ------------     ------------
       Total non-cash interest                                  342            3,169              684            6,236
                                                       ------------     ------------     ------------     ------------
Total interest expense                                 $      4,131     $      7,175     $      8,246     $     14,225
                                                       ------------     ------------     ------------     ------------

                                                             Three months ended                Six months ended
                                                                June 30, 2004                    June 30, 2004
                                                       -----------------------------     -----------------------------
                                                           Telex        Intermediate         Telex        Intermediate
                                                       ------------     ------------     ------------     ------------
Cash interest
       11.5 % Senior Secured Notes                     $      3,594     $      3,594     $      7,188     $      7,188
       13.0% Senior Subordinated Discount Notes                   -              193                -              380
       Other                                                    160              160              392              392
                                                       ------------     ------------     ------------     ------------
       Total cash interest                                    3,754            3,947            7,580            7,960
Non-cash interest:
       Amortization of deferred financing costs                 329              374              653              743
       Amortization of debt issuance discount                     -            2,397                -            4,707
                                                       ------------     ------------     ------------     ------------
       Total non-cash interest                                  329            2,771              653            5,450
                                                       ------------     ------------     ------------     ------------
Total interest expense                                 $      4,083     $      6,718     $      8,233     $     13,410
                                                       ------------     ------------     ------------     ------------
Increase in interest expense                           $         48     $        457     $         13     $        815
                                                       ============     ============     ============     ============

Telex interest expense is relatively constant quarter to quarter because of fixed interest rates. Intermediate interest expense increased due to higher amortization of debt issuance discount.

Other income, net. Other income of $0.2 million for the three months ended June 30, 2005 is principally from foreign currency gains. Other income of $0.2 million for the three months ended June 30, 2004 is principally from the amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the 2002 sale of our hearing instrument product lines and earnings in our joint venture offset by foreign currency losses. For the six months ended June 30, 2005, other income of $1.0 million is principally from interest income received from the Internal Revenue Service ("IRS") on an R&D tax credit and adjustment of previously recognized interest on amounts owed to the IRS. For the six months ended June 30, 2004, other income of $0.1 million is principally from the amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the 2002 sale of the hearing instrument product lines. Amortization of the deferred revenue items was substantially completed in 2004.

Income taxes. Telex recorded an income tax provision of $3.9 million on pre-tax income of $10.6 million for the six months ended June 30, 2005. Telex recorded an income tax provision of $3.8 million on pre-tax income of $9.2 million for the six months ended June 30, 2004. The income tax rate was 36.4% and 41.1% for the six months ended June 30, 2005 and 2004, respectively. The six months ended June 30, 2004 included $0.3 million of additional expense for our German subsidiary related to an audit of the 2002 tax year. The effective rate, excluding the prior year expense, was 37.8%.

Intermediate's income tax provision is the same as Telex's because the incremental interest expense at Intermediate is non-deductible.

Intermediate and Telex file a consolidated U.S. tax return with Old Telex. The tax provision recorded by Telex is calculated on a separate company basis under a tax sharing agreement with Old Telex.

As of June 30, 2005, we have a liability of $2.6 million included in income taxes payable for tax liability, penalties, and accrued interest (as of the settlement date) related to a dispute for taxable years 1990 through 1995. We have agreed with the Internal Revenue Service on the final amount of the tax liability to be paid and have been making small monthly payments. We anticipate a final payment will be made in the next two or three months.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion about liquidity and capital resources pertains to Telex and its consolidated subsidiaries.

At June 30, 2005, we had cash and cash equivalents of $8.4 million compared to $15.0 million at December 31, 2004.

Our principal source of funds for the six months ended June 30, 2005 consisted of our beginning cash balance and $1.9 million of cash provided by operating activities. Our principal use of funds was for capital expenditures of $6.5 million and financing activities of $1.7 million. Our principal source of funds for the six months ended June 30, 2004 consisted of $3.8 million of cash provided by operating activities. Our principal use of funds was for capital expenditures of $3.3 million.

Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machines and tooling, update certain manufacturing processes, update information systems and improve efficiency. Capital expenditures in 2005 are primarily for the expansion of our U.S. based operating system to foreign locations.

Our accounts receivable balance of $56.9 million as of June 30, 2005 increased $6.7 million from $50.2 million at December 31, 2004. Excluding the impact of foreign currency rate movements, our accounts receivable increased $9.2 million from December 31, 2004. The increase is mainly the result of the strong sales in June 2005 with some additional increases in past due accounts. We are not aware of any significant credit risks at June 30, 2005 that could negatively impact future cash receipts from customers.

Our inventories of $54.9 million as of June 30, 2005 increased $2.3 million from $52.6 million at

December 31, 2004. Excluding the impact of foreign currency rate movements, our inventory increased $5.2 million from December 31, 2004. We increased our finished goods inventories by $4.4 million to meet current demand of new product introductions. We continue to make progress with our lean manufacturing process transition and will focus on this strategy for the remainder of 2005.

Our consolidated indebtedness decreased $1.3 million from $127.6 million at December 31, 2004 to $126.3 million at June 30, 2005. Our debt consists of $125.0 million of 11-1/2% Senior Secured Notes due October 2008 and $1.3 million of other debt in the U.S. and Germany.

We rely mainly on internally generated funds and, to the extent necessary, borrowings under the U.S. revolving credit facility and foreign working capital lines to meet our liquidity needs. Our liquidity needs arise primarily from interest payments, working capital needs and capital expenditure requirements. In addition we anticipate a final payment of our U.S. tax liability in the next quarter.

Our current credit facilities include a U.S. $15.0 million senior secured credit facility entered into November 19, 2003 (expiring July 12, 2008), subject to certain borrowing base limitations. The credit facility is secured by substantially all of our and our domestic subsidiaries' current and future assets. In addition, we have foreign working capital lines (with on demand repayment provisions), subject to certain limitations, of $11.5 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

At June 30, 2005 we had no borrowings outstanding under our U.S. credit facility and foreign working capital lines. The net availability under our lines, after deduction for open letters of credit and borrowing base limitations, was $25.9 million.

As of June 30, 2005 we had made our minimum required 2005 calendar year employer contribution of $12,000 to our U.S. pension plan. The remaining contribution of $0.9 million for the 2005 plan year will be paid in 2006.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our exposure to changes in exchange rates. During the six months ended June 30, 2005, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in our statement of operations.

At June 30, 2005, we had outstanding foreign forward exchange contracts with a notional amount of $32.4 million with a weighted average maturity of 44 days.

At June 30, 2005, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $3.2 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant.

At June 30, 2005, Telex had fixed rate debt of $125.5 million and an interest-free loan of $0.8 million. Holding all other variables constant, such as foreign exchange rates and debt levels, a one-percentage point decrease in interest rates would increase the unrealized fair market value of this debt by approximately $3.5 million. Intermediate had incremental fixed rate debt of $76.4 million and a one-percentage point decrease in interest rates would increase the unrealized fair market value of this debt by approximately $2.5 million.

ITEM 4.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Telex's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of June 30, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded (i) that our disclosure controls and procedures were effective as of the end of the period to ensure that the information that we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (ii) that the information that is required to be reported is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of implementing its U.S. based, worldwide information technology application globally. Our England subsidiary went live on the system in the first quarter of 2005. Management does not currently believe that this implementation will adversely affect the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS

Exhibits

   31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

   31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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

TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
TELEX COMMUNICATIONS, INC.

Dated: July 29, 2005                  By: /s/ Raymond V. Malpocher
                                          --------------------------------------
                                          Raymond V. Malpocher
                                          President and Chief Executive Officer

Dated: July 29, 2005                  By: /s/ Gregory W. Richter
                                          --------------------------------------
                                          Gregory W. Richter
                                          Vice President and Chief Financial
                                          Officer

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                           TELEX COMMUNICATIONS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION OF DOCUMENT
 31.1      Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
           under the Securities Exchange Act of 1934, as amended.

 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

 32.1      Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
           Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.