Form 10-Q
period 2005-09-30
TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS LLC; TELEX COMMUNICATIONS INC
filed 2005-11-01
CIK 1274652, 857668

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     YES   X   NO
                                                                  -----    -----

Indicate by check mark whether any of the registrants is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).               YES       NO   X
                                                                  -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                              YES       NO   X
                                                                  -----    -----

As of October 24, 2005, Telex Communications, Inc. had outstanding 500 shares of Common Stock, $0.01 par value, all of which are owned beneficially and of record by Telex Communications Intermediate Holdings, LLC. Telex Communications Intermediate Holdings, LLC has one member interest outstanding, which is owned by Telex Communications Holdings, Inc.

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


                        THIS DOCUMENT CONTAINS 35 PAGES.

================================================================================

                        PART I. --- FINANCIAL INFORMATION

                                                                         Page(s)
                                                                         -------
Item 1. Financial Statements

Included herein is the following unaudited financial information:

TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
Condensed Consolidated Balance Sheets as of September 30, 2005 and
   December 31, 2004                                                          4
Condensed Consolidated Statements of Operations for the three and nine
   month periods ended September 30, 2005 and 2004                            5
Condensed Consolidated Statements of Cash Flows for the nine month
   periods ended September 30, 2005 and 2004                                  6

TELEX COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets as of September 30, 2005 and
   December 31, 2004                                                          7
Condensed Consolidated Statements of Operations for the three and nine
   month periods ended September 30, 2005 and 2004                            8
Condensed Consolidated Statements of Cash Flows for the nine month
   periods ended September 30, 2005 and 2004                                  9

Notes to Condensed Consolidated Financial Statements                      10-23
Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              24-30
Item 3. Quantitative and Qualitative Disclosures About Market Risk           31
Item 4. Controls and Procedures                                              32

                         PART II. --- OTHER INFORMATION

                                                                         Page(s)
                                                                         -------
Item 6. Exhibits                                                             33
Signatures                                                                   34
Exhibit Index                                                                35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                          SEPTEMBER 30,   DECEMBER 31,
                                               2005           2004
                                          -------------   ------------
                                           (UNAUDITED)     (SEE NOTE)
                                ASSETS
Current assets:
   Cash and cash equivalents                $  14,035      $  14,959
   Accounts receivable, net                    55,052         50,177
   Inventories                                 53,529         52,573
   Prepaid expenses                             4,050          1,942
   Other current assets                         2,630          3,041
                                            ---------      ---------
      Total current assets                    129,296        122,692
Property, plant and equipment, net             33,678         32,025
Deferred financing costs, net                   4,985          6,162
Goodwill, net                                  15,695         15,845
Other assets                                    3,783          3,296
                                            ---------      ---------
                                            $ 187,437      $ 180,020
                                            =========      =========

                   LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
   Revolving lines of credit                $      --      $   1,011
   Current maturities of long-term debt           458            479
   Accounts payable                            17,869         13,173
   Accrued wages and benefits                  10,340         11,643
   Accrued interest                             6,923          3,098
   Other accrued liabilities                    8,949          7,971
   Income taxes payable                            37          5,548
                                            ---------      ---------
      Total current liabilities                44,576         42,923
Long-term debt, net                           205,059        197,065
Other long-term liabilities                    15,412         12,523
                                            ---------      ---------
      Total liabilities                       265,047        252,511
                                            ---------      ---------

Member's deficit:
   Member interest                             83,946         83,946
   Accumulated other comprehensive loss        (6,641)        (1,996)
   Accumulated deficit                       (154,915)      (154,441)
                                            ---------      ---------
      Total member's deficit                  (77,610)       (72,491)
                                            ---------      ---------

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                         -----------------------------   -----------------------------
                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                              2005            2004            2005            2004
                                         -------------   -------------   -------------   -------------
Net sales                                   $78,007         $77,374        $232,253        $222,369
Cost of sales                                44,284          41,585         128,882         121,288
                                            -------         -------        --------        --------
      Gross profit                           33,723          35,789         103,371         101,081
                                            -------         -------        --------        --------
Operating expenses:
   Engineering                                4,404           4,200          12,858          11,391
   Selling, general and administrative       20,607          20,516          63,999          61,311
   Restructuring charges                      1,129              --           1,129              --
                                            -------         -------        --------        --------
                                             26,140          24,716          77,986          72,702
                                            -------         -------        --------        --------
      Operating income                        7,583          11,073          25,385          28,379
Interest expense                             (7,192)         (6,927)        (21,417)        (20,337)
Other income, net                                99             284           1,095             424
                                            -------         -------        --------        --------
Income before income taxes                      490           4,430           5,063           8,466
Provision for income taxes                    1,681           2,633           5,537           6,426
                                            -------         -------        --------        --------
      Net (loss) income                     $(1,191)        $ 1,797        $   (474)       $  2,040
                                            =======         =======        ========        ========

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                               -----------------------------
                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                    2005            2004
                                                               -------------   -------------
OPERATING ACTIVITIES:
   Net (loss) income                                              $  (474)        $ 2,040
   Adjustments to reconcile net income to cash flows
      from operations:
      Depreciation and amortization                                 5,261           4,527
      Amortization of deferred financing costs and
         pay-in-kind interest charge                                9,418           8,392
      Gain on sale of businesses, product lines and
         other assets                                                  --            (269)
      Restructuring charges                                         1,129              --
      Change in operating assets and liabilities                   (8,863)         (6,377)
      Change in long-term liabilities                               3,110           1,352
      Other, net                                                      533             613
                                                                  -------         -------
   Net cash provided by operating activities                       10,114          10,278
                                                                  -------         -------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment                      (9,143)         (5,310)
   Proceeds from disposition of assets                                 --           2,338
   Other                                                              166             166
                                                                  -------         -------
   Net cash used in investing activities                           (8,977)         (2,806)
                                                                  -------         -------

FINANCING ACTIVITIES:
   Borrowings (repayments) under revolving lines of
      credit, net                                                  (1,011)             --
   Repayment of long-term debt                                       (343)           (328)
   Payment of deferred financing costs                                 --            (399)
                                                                  -------         -------
   Net cash used in financing activities                           (1,354)           (727)
                                                                  -------         -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS         (707)            (43)
                                                                  -------         -------

CASH AND CASH EQUIVALENTS:
   Net (decrease) increase                                           (924)          6,702
   Balance at beginning of period                                  14,959           6,698
                                                                  -------         -------
   Balance at end of period                                       $14,035         $13,400
                                                                  =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
   Interest                                                       $ 8,204         $ 7,016
                                                                  =======         =======
   Income taxes                                                   $ 7,219         $ 4,954
                                                                  =======         =======

            See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                               SEPTEMBER 30,   DECEMBER 31,
                                                    2005           2004
                                               -------------   ------------
                                                (UNAUDITED)
                                   ASSETS
Current assets:
   Cash and cash equivalents                     $  14,035      $  14,959
   Accounts receivable, net                         55,052         50,177
   Inventories                                      53,529         52,573
   Prepaid expenses                                  4,050          1,942
   Other current assets                              2,630          3,041
                                                 ---------      ---------
      Total current assets                         129,296        122,692
Property, plant and equipment, net                  33,678         32,025
Deferred financing costs, net                        4,323          5,350
Goodwill, net                                       15,695         15,845
Other assets                                         3,783          3,296
                                                 ---------      ---------
                                                 $ 186,775      $ 179,208
                                                 =========      =========

               LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Revolving lines of credit                     $      --      $   1,011
   Current maturities of long-term debt                458            479
   Accounts payable                                 17,869         13,173
   Accrued wages and benefits                       10,340         11,643
   Accrued interest                                  6,589          2,995
   Other accrued liabilities                         8,949          7,971
   Income taxes payable                                 37          5,548
                                                 ---------      ---------
      Total current liabilities                     44,242         42,820

Long-term debt, net                                125,742        126,079
Other long-term liabilities                         15,412         12,523
                                                 ---------      ---------
      Total liabilities                            185,396        181,422
                                                 ---------      ---------

Shareholder's equity (deficit):
   Common stock and capital in excess of par       143,029        143,029
   Accumulated other comprehensive loss             (6,641)        (1,996)
   Accumulated deficit                            (135,009)      (143,247)
                                                 ---------      ---------
      Total shareholder's equity (deficit)           1,379         (2,214)
                                                 ---------      ---------
                                                 $ 186,775      $ 179,208
                                                 =========      =========

            See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2004 has been derived from the Company's audited financial statements at that date.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                         -----------------------------   -----------------------------
                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                             2005            2004            2005            2004
                                         -------------   -------------   -------------   -------------
Net sales                                   $78,007         $77,374         $232,253       $222,369
Cost of sales                                44,284          41,585          128,882        121,288
                                            -------         -------         --------       --------
      Gross profit                           33,723          35,789          103,371        101,081
                                            -------         -------         --------       --------
Operating expenses:
   Engineering                                4,404           4,200           12,858         11,391
   Selling, general and administrative       20,602          20,511           63,958         61,282
   Restructuring charges                      1,129              --            1,129             --
                                            -------         -------         --------       --------
                                             26,135          24,711           77,945         72,673
                                            -------         -------         --------       --------
      Operating income                        7,588          11,078           25,426         28,408
Interest expense                             (4,039)         (4,200)         (12,285)       (12,433)
Other income, net                                99             284            1,095            424
                                            -------         -------         --------       --------
Income before income taxes                    3,648           7,162           14,236         16,399
Provision for income taxes                    1,681           2,633            5,537          6,426
                                            -------         -------         --------       --------
       Net income                           $ 1,967         $ 4,529         $  8,699       $  9,973
                                            =======         =======         ========       ========

            See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                        -----------------------------
                                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                                             2005           2004
                                                                        -------------   -------------
OPERATING ACTIVITIES:
   Net income                                                              $ 8,699         $ 9,973
   Adjustments to reconcile net income to cash flows from operations:
      Depreciation and amortization                                          5,261           4,527
      Amortization of deferred financing costs                               1,087           1,067
      Restructuring charges                                                  1,129              --
      Gain on sale of assets                                                    --            (269)
      Change in operating assets and liabilities                            (9,244)         (6,587)
      Change in long-term liabilities                                        3,110           1,352
      Other, net                                                               533             613
                                                                           -------         -------
   Net cash provided by  operating activities                               10,575          10,676
                                                                           -------         -------
INVESTING ACTIVITIES:
   Additions to property, plant and equipment                               (9,143)         (5,310)
   Net proceeds from sale of assets                                             --           2,338
   Other                                                                       166             166
                                                                           -------         -------
   Net cash used in investing activities                                    (8,977)         (2,806)
                                                                           -------         -------
FINANCING ACTIVITIES:
   Borrowings (repayments) under revolving lines of credit, net             (1,011)             --
   Repayment of long-term debt                                                (343)           (328)
   Payment of deferred financing costs                                          --            (317)
   Dividend to parent                                                         (461)           (480)
                                                                           -------         -------
   Net cash used in financing activities                                    (1,815)         (1,125)
                                                                           -------         -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  (707)            (43)
                                                                           -------         -------
CASH AND CASH EQUIVALENTS:
   Net (decrease) increase                                                    (924)          6,702
   Balance at beginning of period                                           14,959           6,698
                                                                           -------         -------
   Balance at end of period                                                $14,035         $13,400
                                                                           =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
   Interest                                                                $ 7,783         $ 6,648
                                                                           =======         =======
   Income taxes                                                            $ 7,219         $ 4,954
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

     NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43" (SFAS 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires the allocation of fixed production overheads to the cost of conversion based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Telex is evaluating the impact of this standard and currently does not expect it to have a significant impact on its consolidated financial statements.

2.   Inventories

     Inventories consist of the following (in thousands):

                    September 30,   December 31,
                         2005           2004
                    -------------   ------------
Raw materials          $25,357         $24,088
Work in process          5,055           8,006
Finished products       23,117          20,479
                       -------         -------
                       $53,529         $52,573
                       =======         =======

3.   Restructuring Charges

     During the quarter ended September 30, 2005, Telex took a pretax restructuring charge of $1.1 million attributable to restructuring of operations in the United States. The restructuring will result in a loss of approximately 165 employees from the Blue Earth, Minnesota manufacturing facility. The restructuring charges are anticipated to total $2.5 million and will include expected cash expenditures of $1.7 million, to be completed by the end of the fourth quarter of 2006, primarily for severance costs, with the remaining $0.8 million of the restructuring charges representing non-cash charges associated with the write-down of fixed assets.

     The following table summarizes the status of Telex's business restructuring reserve and other related expenses during the three months ended September 30, 2005 (in thousands):

                                       Employee            Asset                 Total
                                   Separation Costs   Impairment Costs   Restructuring Reserve
                                   ----------------   ----------------   ---------------------
Charges                                  $293              $ 836                $1,129
Asset Impairments                          --               (836)                 (836)
                                         ----              -----                ------
Balance as of September 30, 2005         $293              $  --                $  293
                                         ====              =====                ======

4.   Goodwill

     Effective January 1, 2002, Telex adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Telex performs annual impairment reviews at the beginning of the fourth quarter or at any time there is an indicator of impairment. There was no indicator of impairment for the quarter ended September 30, 2005. Telex has certain amounts of goodwill denominated in foreign currencies that fluctuate with movement of exchange rates.

     The following table presents the changes in carrying value of goodwill by business segment as of September 30, 2005 (in thousands):

                                                        Advanced Communication
                                   Professional Audio        Technologies         Total
                                   ------------------   ----------------------   -------
Balance as of December 31, 2004          $9,755                 $6,090           $15,845
Foreign currency translation               (150)                    --              (150)
                                         ------                 ------           -------
Balance as of September 30, 2005         $9,605                 $6,090           $15,695
                                         ======                 ======           =======

5.   Debt

     Long-term debt consists of the following (in thousands):

                                     September 30,   December 31,
                                         2005            2004
                                     -------------   ------------
TELEX
Senior Secured Notes                   $125,000        $125,000
Other debt                                1,200           1,558
                                       --------        --------
                                        126,200         126,558
Less - current portion                     (458)           (479)
                                       --------        --------
   Total Telex long-term debt           125,742         126,079

INTERMEDIATE
Senior Subordinated Discount Notes       79,317          70,986
                                       --------        --------
   Total long-term debt                $205,059        $197,065
                                       ========        ========

6.   Income Taxes

     Consistent with the provisions of APB No. 28, "Interim Financial Reporting," Telex has provided an income tax provision based on its best estimate of the effective tax rate applicable for the entire year. Telex recorded income tax provisions of $5.5 million on pre-tax income of $14.2 million for the nine months ended September 30, 2005 and $6.4 million on pre-tax income of $16.4 million for the nine months ended September 30, 2004. Income tax rates were 38.9% and 39.2% for the nine months ended September 30, 2005 and 2004, respectively. The nine months ended September 30, 2005 included $0.3 million of additional expense for prior year final tax return adjustments. The effective rate, excluding the prior year expense, is 36.9%. The nine months ended September 30, 2004 included $0.4 million of additional expense for our German subsidiary related to an audit of the 2002 tax year. The effective rate, excluding the prior year expense, was 37.0%.

     Intermediate's income tax provision is the same as Telex's because the incremental interest expense at Intermediate is non-deductible.

     Intermediate and Telex file a consolidated U.S. tax return with Old Telex. The tax provisions recorded by Telex are calculated on a separate company basis under a tax sharing agreement with Old Telex. Telex had a payable to Old Telex of $6.1 million, $3.3 million, and $2.7 million as of September 30, 2005, December 31, 2004, and September 30, 2004, respectively, included in other long-term liabilities. Each foreign subsidiary of Telex files its tax return in its respective foreign country.

7.   Pension and Postretirement Benefits

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

     The following table presents the net periodic benefit cost (income) for each period (in thousands):

                                        Three months ended September 30,   Nine months ended September 30,
                                        --------------------------------   -------------------------------
                                                  2005    2004                      2005     2004
                                                 -----   ------                   -------   -------
Components of net periodic benefit
cost (income):
Interest cost                                    $ 301    $ 334                   $   903   $ 1,003
Expected return on plan assets                    (368)    (456)                   (1,104)   (1,368)
Amortization of prior service cost                 106       --                       318        --
                                                 -----    -----                   -------   -------
   Net periodic benefit cost (income)            $  39    $(122)                  $   117   $  (365)
                                                 =====    =====                   =======   =======

     Telex made employer contributions of $12,000 in April 2005 with no additional funding required in the remainder of 2005.

8.   Related-Party Transactions

     In 2000, Telex relocated its corporate headquarters to a facility leased from DRF 12000 Portland LLC (the LLC), an entity in which Telex has a 50% interest. Telex contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. Telex's allocable share of the LLC income is included as a component of other income in the condensed consolidated statements of operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At September 30, 2005, the remaining balance on the mortgage was $6.5 million. The annual lease payments to the LLC are $1.1 million for years one to five and $1.2 million for years six to ten. The lease commenced in June 2000. Telex may renew the lease at the end of the initial lease term for three renewal terms of five years each. The lease has been classified as an operating lease and the lease payments are recorded as rent expense. Telex's exposure to loss associated with the LLC is its investment in the LLC, which totaled $0.7 million at September 30, 2005. The investment in the LLC is included in the condensed consolidated balance sheets as a component of other assets.

     Telex has reviewed FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46), pertaining to the consolidation of variable interest entities and has determined that the LLC is not a variable interest entity to Telex and that the current method of accounting for this investment remains appropriate.

9.   Comprehensive Loss

     Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Intermediate and Telex, comprehensive net loss represents net income or loss adjusted for foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive loss is as follows (in thousands):

                                                                         Telex
                                             ------------------------------------------------------------------
                                             Three months ended September 30,   Nine months ended September 30,
                                             --------------------------------   -------------------------------
                                                       2005    2004                      2005     2004
                                                      -----   ------                   -------   -------
Net income                                           $1,967    $4,529                  $ 8,699   $9,973
Other comprehensive income:
   Foreign currency translation adjustment             (649)      467                   (4,645)     (10)
                                                     ------    ------                  -------   ------
Comprehensive income                                 $1,318    $4,996                  $ 4,054   $9,963
                                                     ======    ======                  =======   ======

                                                                        Intermediate
                                             ------------------------------------------------------------------
                                             Three months ended September 30,   Nine months ended September 30,
                                             --------------------------------   -------------------------------
                                                       2005     2004                      2005     2004
                                                     -------   ------                   -------   ------
Net (loss) income                                    $(1,191)  $1,797                   $  (474)  $2,040
Other comprehensive income:
   Foreign currency translation adjustment              (649)     467                    (4,645)     (10)
                                                     -------   ------                   -------   ------
Comprehensive (loss) income                          $(1,840)  $2,264                   $(5,119)  $2,030
                                                     =======   ======                   =======   ======

     The components of accumulated other comprehensive loss for both Intermediate and Telex are as follows (in thousands):

                               September 30,   December 31,
                                    2005           2004
                               -------------   ------------
Foreign currency translation      $ 1,625        $ 6,270
Minimum pension liability          (8,266)        (8,266)
                                  -------        -------
                                  $(6,641)       $(1,996)
                                  =======        =======

10.  Segment Information

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

     The following tables provide information for Telex, and Intermediate where relevant, by business segment and geographic region for the three and nine months ended September 30, 2005 and 2004 (in thousands):

                                             Three months ended              Nine months ended
                                       -----------------------------   -----------------------------
                                       September 30,   September 30,   September 30,   September 30,
                                            2005            2004            2005            2004
                                       -------------   -------------   -------------   -------------
Net sales
   Professional Audio                     $62,156         $62,815        $185,197        $180,806
   Advanced Communication Technologies     15,851          14,559          47,056          41,563
                                          -------         -------        --------        --------
                                          $78,007         $77,374        $232,253        $222,369
                                          =======         =======        ========        ========

Operating income (loss) (1)
   Professional Audio                     $ 5,378         $ 8,102        $ 18,597        $ 21,715
   Advanced Communication Technologies      3,418           2,871           8,227           7,083
   Corporate                               (1,213)            100          (1,439)           (419)
                                          -------         -------        --------        --------
                                          $ 7,583         $11,073        $ 25,385        $ 28,379
                                          =======         =======        ========        ========

Depreciation expense
   Professional Audio                     $ 1,421         $ 1,273        $  4,145        $  3,658
   Advanced Communication Technologies        102              85             295             265
   Corporate                                  264             188             767             595
                                          -------         -------        --------        --------
                                          $ 1,787         $ 1,546        $  5,207        $  4,518
                                          =======         =======        ========        ========

Capital expenditures
   Professional Audio                     $ 1,607         $ 1,233        $  4,779        $  3,533
   Advanced Communication Technologies        288             232             782             652
   Corporate                                  796             527           3,582           1,125
                                          -------         -------        --------        --------
                                          $ 2,691         $ 1,992        $  9,143        $  5,310
                                          =======         =======        ========        ========

Total assets (2)
   Professional Audio                                                    $124,000        $135,705
   Advanced Communication Technologies                                     37,738          36,516
   Corporate                                                               25,699          16,466
                                                                         --------        --------
                                                                         $187,437        $188,687
                                                                         ========        ========

(1) These results include operating expense for Intermediate of $5,000 for both the quarters ended September 30, 2005 and 2004, respectively, and $41,000 and $29,000 for the nine months ended September 30, 2005 and 2004 respectively.

(2) Total assets include deferred financing costs for Intermediate of $662,000 and $865,000 as of September 30, 2005 and 2004, respectively.

Corporate operating expenses include unallocated corporate engineering, selling, general and administrative costs, amortization of other intangibles, and restructuring charges. Corporate identifiable assets relate principally to the Company's investment in information systems and corporate facilities, as well as deferred financing costs.

The Company's net sales into each of its principal geographic regions were as follows (in thousands):

                                Three months ended              Nine months ended
                          -----------------------------   -----------------------------
                          September 30,   September 30,   September 30,   September 30,
                               2005            2004            2005            2004
                          -------------   -------------   -------------   -------------
United States                $41,254         $40,018         $118,152        $112,261
Europe                        19,132          21,564           63,399          62,854
Asia                          12,909          10,128           34,851          30,334
Other foreign countries        4,712           5,664           15,851          16,920
                             -------         -------         --------        --------
                             $78,007         $77,374         $232,253        $222,369
                             =======         =======         ========        ========

It is not practical for the Company to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

Long-lived assets of the Company's U.S. and International operations were as follows (in thousands):

                September 30,   December 31,
                     2005           2004
                -------------   ------------
United States      $44,617         $43,352
International       13,524          13,976
                   -------         -------
                   $58,141         $57,328
                   =======         =======

11.  Guarantor Subsidiary

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

     The following tables present condensed consolidating balance sheets as of September 30, 2005 and December 31, 2004, condensed consolidating statements of operations for the three and nine months ended September 30, 2005 and 2004, and condensed consolidating statements of cash flows for the nine months ended September 30, 2005 and 2004. Intermediate's 13% senior subordinated discount notes are unsecured and are not guaranteed by any other party.

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2005
                                 (IN THOUSANDS)

                                           ISSUER    GUARANTOR   NON - GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          --------   ---------   ----------------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents              $  5,180    $    --        $ 8,855         $      --       $ 14,035
   Accounts receivable, net                 27,644         --         27,408                --         55,052
   Inventories                              24,040         --         34,774            (5,285)        53,529
   Prepaid expenses                          1,598         --          2,452                --          4,050
   Other current assets                        634     33,493          6,790           (38,287)         2,630
                                          --------    -------        -------         ---------       --------
      Total current assets                  59,096     33,493         80,279           (43,572)       129,296

Property, plant and equipment, net          23,620         --         10,058                --         33,678
Deferred financing costs, net                4,323         --             --                --          4,323
Goodwill, net                               14,500         --          4,820            (3,625)        15,695
Other assets                                 1,634         --          2,157                (8)         3,783
Investment in subsidiaries                  88,055     54,575             --          (142,630)            --
                                          --------    -------        -------         ---------       --------
                                          $191,228    $88,068        $97,314         $(189,835)      $186,775
                                          ========    =======        =======         =========       ========

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
   Current maturities of long-term debt   $    212    $    --        $   246         $      --       $    458
   Accounts payable                         10,720         --          7,149                --         17,869
   Accrued wages and benefits                3,248         --          7,092                --         10,340
   Accrued interest                          6,589         --             --                --          6,589
   Other accrued liabilities                20,322         --         27,005           (38,378)         8,949
   Income taxes payable                        481         --           (444)               --             37
                                          --------    -------        -------         ---------       --------
      Total current liabilities             41,572         --         41,048           (38,378)        44,242

Long-term debt, net                        125,527         --            215                --        125,742
Other long-term liabilities                 13,923         13          1,476                --         15,412
                                          --------    -------        -------         ---------       --------
      Total liabilities                    181,022         13         42,739           (38,378)       185,396
                                          --------    -------        -------         ---------       --------
Shareholder's equity (deficit)              10,206     88,055         54,575          (151,457)         1,379
                                          --------    -------        -------         ---------       --------
                                          $191,228    $88,068        $97,314         $(189,835)      $186,775
                                          ========    =======        =======         =========       ========

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2004
                                 (IN THOUSANDS)

                                              ISSUER    GUARANTOR   NON - GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                             --------   ---------   ----------------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                 $  8,593    $   200         $ 6,166        $      --       $ 14,959
   Accounts receivable, net                    22,370         --          27,807               --         50,177
   Inventories                                 22,686         --          34,043           (4,156)        52,573
   Other current assets                         1,928     34,023          12,425          (43,393)         4,983
                                             --------    -------         -------        ---------       --------
      Total current assets                     55,577     34,223          80,441          (47,549)       122,692
Property, plant and equipment, net             21,328         --          10,697               --         32,025
Deferred financing costs, net                   5,350         --              --               --          5,350
Goodwill, net                                  14,500         --           1,345               --         15,845
Other assets                                    1,362         --           1,934               --          3,296
Investment in  subsidiaries                    86,642     52,432              --         (139,074)            --
                                             --------    -------         -------        ---------       --------
                                             $184,759    $86,655         $94,417        $(186,623)      $179,208
                                             ========    =======         =======        =========       ========
LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
   Revolving lines of credit                 $     --    $    --         $ 1,011        $      --       $  1,011
   Current maturities of long-term debt           212         --             267               --            479
   Accounts payable                             7,374         --           5,799               --         13,173
   Accrued wages and benefits                   5,276         --           6,367               --         11,643
   Other accrued liabilities                   29,094         --          25,387          (43,515)        10,966
   Income taxes payable                         4,454         --           1,094               --          5,548
                                             --------    -------         -------        ---------       --------
      Total current liabilities                46,410         --          39,925          (43,515)        42,820
Long-term debt, net                           125,626         --             453               --        126,079
Other long-term liabilities                    10,903         13           1,607               --         12,523
                                             --------    -------         -------        ---------       --------
      Total liabilities                       182,939         13          41,985          (43,515)       181,422
                                             --------    -------         -------        ---------       --------
Shareholder's equity (deficit)                  1,820     86,642          52,432         (143,108)        (2,214)
                                             --------    -------         -------        ---------       --------
                                             $184,759    $86,655         $94,417        $(186,623)      $179,208
                                             ========    =======         =======        =========       ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                                 (IN THOUSANDS)

                                          ISSUER   GUARANTOR   NON - GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         -------   ---------   ----------------   ------------   ------------
Net sales                                $54,358     $   --         $41,472         $(17,823)      $78,007
Cost of sales                             32,256         --          28,951          (16,923)       44,284
                                          ------     ------         -------         --------       -------
         Gross profit                     22,102         --          12,521             (900)       33,723
                                          ------     ------         -------         --------       -------
Operating expenses:
   Engineering                             2,553         --           1,851               --         4,404
   Selling, general and administrative    12,215         --           8,387               --        20,602
   Restructuring charges                   1,129         --              --               --         1,129
                                          ------     ------         -------         --------       -------
                                          15,897         --          10,238               --        26,135
                                          ------     ------         -------         --------       -------
      Operating income (loss)              6,205         --           2,283             (900)        7,588
Interest expense                          (3,996)       141            (184)              --        (4,039)
Other income (expense), net                  227         --            (128)              --            99
Equity in earnings of subsidiaries         1,325      1,184              --           (2,509)           --
                                          ------     ------         -------         --------       -------
Income (loss) before income taxes          3,761      1,325           1,971           (3,409)        3,648
Provision for income taxes                   894         --             787               --         1,681
                                          ------     ------         -------         --------       -------
      Net income (loss)                  $ 2,867     $1,325         $ 1,184         $ (3,409)      $ 1,967
                                         =======     ======         =======         ========       =======

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the three months ended September 30, 2004
                                 (In thousands)

                                          ISSUER   GUARANTOR   NON - GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         -------   ---------   ----------------   ------------   ------------
Net sales                                $52,381     $   --        $45,548          $(20,555)      $77,374
Cost of sales                             30,639         --         31,009           (20,063)       41,585
                                         -------     ------        -------          --------       -------
         Gross profit                     21,742         --         14,539              (492)       35,789
                                         -------     ------        -------          --------       -------
Operating expenses:
   Engineering                             2,535         --          1,665                --         4,200
   Selling, general and administrative    12,395         --          8,116                --        20,511
                                         -------     ------        -------          --------       -------
                                          14,930         --          9,781                --        24,711
                                         -------     ------        -------          --------       -------
      Operating income (loss)              6,812         --          4,758              (492)       11,078
Interest expense                          (4,155)       237           (282)               --        (4,200)
Other income (expense), net                  432         36           (537)              353           284
Equity in earnings of subsidiaries         2,963      2,705             --            (5,668)           --
                                         -------     ------        -------          --------       -------
Income (loss) before income taxes          6,052      2,978          3,939            (5,807)        7,162
Provision for income taxes                 1,384         15          1,234                --         2,633
                                         -------     ------        -------          --------       -------
      Net income (loss)                  $ 4,668     $2,963        $ 2,705          $ (5,807)      $ 4,529
                                         =======     ======        =======          ========       =======

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                 (IN THOUSANDS)

                                          ISSUER    GUARANTOR   NON - GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         --------   ---------   ----------------   ------------   ------------
Net sales                                $158,535     $   --        $132,022         $(58,304)      $232,253
Cost of sales                              95,013         --          90,758          (56,889)       128,882
                                         --------     ------        --------         --------       --------
         Gross profit                      63,522         --          41,264           (1,415)       103,371
                                         --------     ------        --------         --------       --------
Operating expenses:
   Engineering                              7,464         --           5,394               --         12,858
   Selling, general and administrative     38,046         --          25,912               --         63,958
   Restructuring charges                    1,129         --              --               --          1,129
                                         --------     ------        --------         --------       --------
                                           46,639         --          31,306               --         77,945
                                         --------     ------        --------         --------       --------
      Operating income (loss)              16,883         --           9,958           (1,415)        25,426
Interest expense                          (12,122)       432            (595)              --        (12,285)
Other income (expense), net                 1,407         --            (312)              --          1,095
Equity in earnings of subsidiaries          6,376      5,944              --          (12,320)            --
                                         --------     ------        --------         --------       --------
Income (loss) before income taxes          12,544      6,376           9,051          (13,735)        14,236
Provision for income taxes                  2,430         --           3,107               --          5,537
                                         --------     ------        --------         --------       --------
      Net income (loss)                  $ 10,114     $6,376        $  5,944         $(13,735)      $  8,699
                                         ========     ======        ========         ========       ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                 (IN THOUSANDS)

                                          ISSUER    GUARANTOR   NON - GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         --------   ---------   ----------------   ------------   ------------
Net sales                                $149,860     $   --        $130,718         $(58,209)      $222,369
Cost of sales                              89,234         --          88,305          (56,251)       121,288
                                         --------     ------        --------         --------       --------
         Gross profit                      60,626         --          42,413           (1,958)       101,081
                                         --------     ------        --------         --------       --------
Operating expenses:
   Engineering                              6,702         --           4,689               --         11,391
   Selling, general and administrative     37,100         --          24,182               --         61,282
                                         --------     ------        --------         --------       --------
                                           43,802         --          28,871               --         72,673
                                         --------     ------        --------         --------       --------
      Operating income (loss)              16,824         --          13,542           (1,958)        28,408
Interest expense                          (12,325)       711            (819)              --        (12,433)
Other income (expense), net                   988         36            (953)             353            424
Equity in earnings of subsidiaries          8,582      7,850              --          (16,432)            --
                                         --------     ------        --------         --------       --------
Income (loss) before income taxes          14,069      8,597          11,770          (18,037)        16,399
Provision for income taxes                  2,491         15           3,920               --          6,426
                                         --------     ------        --------         --------       --------
      Net income (loss)                  $ 11,578     $8,582        $  7,850         $(18,037)      $  9,973
                                         ========     ======        ========         ========       ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                 (IN THOUSANDS)

                                                      ISSUER   GUARANTOR   NON - GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     -------   ---------   ----------------   ------------   ------------
Operating activities:
   Net income (loss)                                 $10,114    $ 6,376        $ 5,944          $(13,735)      $ 8,699
   Adjustments to reconcile net income
      (loss) to cash flows from operations:
      Depreciation and amortization                    3,570         --          1,691                --         5,261
      Amortization of deferred financing costs         1,087         --             --                --         1,087
      Restructuring charge                             1,129                                                     1,129
      Equity in earnings of subsidiaries              (6,376)    (5,944)            --            12,320            --
      Change in operating assets and liabilities      (8,924)      (632)        (1,103)            1,415        (9,244)
      Change in long-term liabilities                  3,020         --             90                --         3,110
      Other, net                                         411         --            122                --           533
                                                     -------    -------        -------          --------       -------
   Net cash provided by (used in) operating
      activities                                       4,031       (200)         6,744                --        10,575
                                                     -------    -------        -------          --------       -------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment         (6,990)        --         (2,153)               --        (9,143)
   Other                                                 166         --             --                --           166
                                                     -------    -------        -------          --------       -------
   Net cash used in investing activities              (6,824)        --         (2,153)               --        (8,977)
                                                     -------    -------        -------          --------       -------

FINANCING ACTIVITIES:
   Borrowings under revolving lines of credit, net        --         --         (1,011)               --        (1,011)
   Repayment of long-term debt                          (159)        --           (184)               --          (343)
   Dividend to parent                                   (461)        --             --                --          (461)
                                                     -------    -------        -------          --------       -------
   Net cash used in financing activities                (620)        --         (1,195)               --        (1,815)
                                                     -------    -------        -------          --------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                       --         --           (707)               --          (707)
                                                     -------    -------        -------          --------       -------

CASH AND CASH EQUIVALENTS:
   Net (decrease) increase                            (3,413)      (200)         2,689                --          (924)
   Balance at beginning of period                      8,593        200          6,166                --        14,959
                                                     -------    -------        -------          --------       -------
   Balance at end of period                          $ 5,180    $    --        $ 8,855          $     --       $14,035
                                                     =======    =======        =======          ========       =======

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
      Interest                                       $ 7,188    $    --        $   595          $     --       $ 7,783
                                                     =======    =======        =======          ========       =======
      Income taxes                                   $ 2,882    $    --        $ 4,337          $     --       $ 7,219
                                                     =======    =======        =======          ========       =======

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                 (IN THOUSANDS)

                                                                ISSUER    GUARANTOR   NON - GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                               --------   ---------   ----------------   ------------   ------------
OPERATING ACTIVITIES:
   Net income (loss)                                            $11,578    $ 8,582        $ 7,850          $(18,037)      $ 9,973
   Adjustments to reconcile net income (loss) to
      cash flows from operations:
      Depreciation and amortization                               3,023         --          1,504                --         4,527
      Amortization of finance charges and
         pay-in-kind interest charge                              1,067         --             --                --         1,067
      (Gain) loss on disposition of assets                           --         --             84              (353)         (269)
      Equity in earnings of subsidiaries                         (8,582)    (7,850)            --            16,432            --
      Change in operating assets and liabilities                 (3,237)      (128)        (5,174)            1,952        (6,587)
      Change in long-term liabilities                             1,219         14            113                 6         1,352
      Other, net                                                    353         --            260                --           613
                                                                -------    -------        -------          --------       -------
   Net cash provided by operating activities                      5,421        618          4,637                --        10,676
                                                                -------    -------        -------          --------       -------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment                    (3,755)        --         (1,555)               --        (5,310)
   Proceeds from disposition of assets                               --      2,338             --                --         2,338
   Other                                                            166         --             --                --           166
                                                                -------    -------        -------          --------       -------
   Net cash (used in) provided by investing activities           (3,589)     2,338         (1,555)               --        (2,806)
                                                                -------    -------        -------          --------       -------

FINANCING ACTIVITIES:
   Repayment of long-term debt                                     (159)        --           (169)               --          (328)
   Payment of deferred financing costs                             (317)        --             --                --          (317)
   Dividend to parent                                              (480)        --             --                --          (480)
   Change in intercompany receivable/payable                      2,756     (2,756)            --                --            --
                                                                -------    -------        -------          --------       -------
   Net cash provided by (used in) financing activities            1,800     (2,756)          (169)               --        (1,125)
                                                                -------    -------        -------          --------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS         --         --            (43)               --           (43)
                                                                -------    -------        -------          --------       -------

CASH AND CASH EQUIVALENTS:
   Net increase                                                   3,632        200          2,870                --         6,702
   Balance at beginning of period                                 1,699         --          4,999                --         6,698
                                                                -------    -------        -------          --------       -------
   Balance at end of period                                     $ 5,331    $   200        $ 7,869          $     --       $13,400
                                                                =======    =======        =======          ========       =======
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
   Interest                                                     $ 5,830    $    --        $   818          $     --       $ 6,648
                                                                =======    =======        =======          ========       =======
   Income taxes                                                 $   271    $    --        $ 4,683          $     --       $ 4,954
                                                                =======    =======        =======          ========       =======

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

We have two business segments: Professional Audio and Advanced Communication Technologies. Professional Audio consists of five product lines within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by professional musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcasts; (iv) professional communication products, including advanced digital matrix intercoms used by broadcasters (including all major television networks) to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams as well as by utilities, aerospace and industrial organizations; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

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

We maintain assets and/or operations in a number of foreign jurisdictions, the most significant of which are Germany, the United Kingdom, Japan, Singapore, China, and Hong Kong. In addition, we conduct business in local currency in many countries, the most significant of which are Germany, the United Kingdom, Japan, Singapore, Hong Kong, Canada and France. Exposure to U.S. dollar/Euro and U.S. dollar/British pound exchange rate volatility is mitigated to some extent by our ability to source production needs with existing manufacturing capacity in Germany and Great Britain. The exposure to the U.S. dollar/Japanese yen exchange rate volatility is to some extent mitigated by sourcing products denominated in yen from Japan or through contractual provisions in sales agreements with certain customers. Nevertheless, we have a direct and continuing exposure to both positive and negative foreign currency movements.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding certain items in Telex's condensed consolidated statements of operations (dollars in thousands):

                                                   Three months ended                       Nine months ended
                                         --------------------------------------   --------------------------------------
                                         September 30,   September 30,      %     September 30,   September 30,      %
                                             2005            2004        Change       2005            2004        Change
                                         -------------   -------------   ------   -------------   -------------   ------
Net sales:
   Professional Audio                       $62,156         $62,815       -1.0%      $185,197        $180,806       2.4%
   Advanced Communication Technologies       15,851          14,559        8.9%        47,056          41,563      13.2%
                                            -------         -------       ----       --------        --------      ----
   Total net sales                          $78,007         $77,374        0.8%      $232,253        $222,369       4.4%
                                            =======         =======       ====       ========        ========      ====
Total gross profit                          $33,723         $35,789                  $103,371        $101,081
   % of sales                                  43.2%           46.3%                     44.5%           45.5%
Operating income                            $ 7,588         $11,078                  $ 25,426        $ 28,408
                                            =======         =======                  ========        ========
Net income                                  $ 1,967         $ 4,529                  $  8,699        $  9,973
                                            =======         =======                  ========        ========

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004

Net sales. Net sales increased $0.6 million, or 0.8%, from $77.4 million for the three months ended September 30, 2004 to $78.0 million for the three months ended September 30, 2005. We experienced higher sales in our Americas and Asian marketplaces with lower sales in our European markets. Net sales increased in the Advanced Communication Technologies segment, but the increase was partially offset by a decrease in the Professional Audio segment.

Our nine-month net sales increased $9.9 million, or 4.4%, from $222.4 million for the nine months ended September 30, 2004 to $232.3 million for the nine months ended September 30, 2005. Net sales increased in both the Professional Audio segment and Advanced Communication Technologies segment led by solid growth in speaker, landmobile, wireless networking, and systems electronics products.

Net sales in the Professional Audio segment decreased $0.7 million, or 1.0%, from $62.8 million for the three months ended September 30, 2004 to $62.1 million for the three months ended September 30, 2005. The Professional Audio group saw a moderate increase in sales across most product groups in the third quarter of 2005, led by speaker products, which was offset by a more significant decrease in console products. Nine-month net sales increased $4.4 million, or 2.4%, from $180.8 million for the nine months ended September 30, 2004 to $185.2 million for the nine months ended September 30, 2005. Net sales increases for the nine months of 2005 were achieved by a significant increase in speaker and system electronics products sales, partially offset by a decrease in consoles and intercom products compared to the same period last year.

Net sales in the Advanced Communication Technologies segment increased $1.3 million, or 8.9%, from $14.6 million for the three months ended September 30, 2004 to $15.9 million for the three months ended September 30, 2005. The increase in net sales is attributed primarily to higher sales of our wireless networking products. Nine-month net sales increased $5.5 million, or 13.2%, from $41.6 million for the nine months ended September 30, 2004 to $47.1 million for the nine months ended September 30, 2005. The increase for the nine months of 2005 compared to the nine months of 2004 is primarily from sales of our landmobile and wireless networking products.

Gross profit. Gross profit decreased $2.1 million, or 5.8%, from $35.8 million for the three months ended September 30, 2004 to $33.7 million for the three months ended September 30, 2005. Gross profit increased $2.3 million, or 2.3%, from $101.1 million for the nine months ended September 30, 2004 to $103.4 million for the nine months ended September 30, 2005. The gross margin rate decreased to 43.2% for the three months ended September 30, 2005 compared to a gross margin rate of 46.3% for the three months ended September 30, 2004 and the gross margin rate decreased to 44.5% for the nine months ended September 30, 2005 compared to a gross margin rate of 45.5% for the nine months ended September 30, 2004. The lower margins are a result of lower Professional Audio segment margins partially offset by an increase in Advanced Communication Technologies segment margins.

The gross margin rate for the Professional Audio segment decreased from 46.0% for the three months ended September 30, 2004 to 42.4% for the three months ended September 30, 2005. The gross margin rate also decreased from 45.8% for the nine months ended September 30, 2004 to 44.5% for the nine months ended September 30, 2005. The decrease in the gross margin rate for 2005 from the corresponding periods in 2004 is attributed primarily to the lower sales of our intercom products.

The gross margin rate for the Advanced Communication Technologies segment decreased from 47.4% for the three months ended September 30, 2004 to 46.6% for the three months ended September 30, 2005. The gross margin rate increased from 43.9% for the nine months ended September 30, 2004 to 44.7% for the nine months ended September 30, 2005. The increase in the gross margin rate for 2005 from the corresponding period in 2004 is attributed primarily to increased sales and gross margin rate of landmobile products.

Engineering. Engineering expenses increased $0.2 million, or 4.9%, from $4.2 million for the three months ended September 30, 2004 to $4.4 million for the three months ended September 30, 2005. Engineering expenses increased $1.5 million, or 12.9%, from $11.4 million for the nine months ended September 30, 2004 to $12.9 million for the nine months ended September 30, 2005. We continue to invest in new product development across both of our business segments.

Selling, general and administrative. Selling, general and administrative expenses increased $0.1 million, or 0.3%, from $20.5 million for the three months ended September 30, 2004 to $20.6 million for the three months ended September 30, 2005. Selling, general and administrative expenses increased $2.6 million, or 4.3%, from $61.3 million for the nine months ended September 30, 2004 to $63.9 million for the nine months ended September 30, 2005. The increase is mainly from higher U.S. and European selling and marketing activities. We expect our selling, general and administrative expenses to remain at the third quarter 2005 levels in the fourth quarter.

Interest expense. Interest expense consists of (in thousands):

                                                Three months ended        Nine months ended
                                                September 30, 2005       September 30, 2005
                                              ----------------------   ----------------------
                                              Telex    Intermediate     Telex    Intermediate
                                              ------   -------------   -------   ------------
Cash interest
   11.5 % Senior Secured Notes                $3,594       $3,594      $10,781      $10,781
   13.0% Senior Subordinated Discount Notes       --          223           --      $   650
   Other                                         103          103          477      $   477
                                              ------       ------      -------      -------
   Total cash interest                         3,697        3,920       11,258      $11,908
Non-cash interest:
   Amortization of deferred financing costs      342          392        1,027        1,177
   Amortization of debt issuance discount         --        2,880           --        8,332
                                              ------       ------      -------      -------
   Total non-cash interest                       342        3,272        1,027        9,509
                                              ------       ------      -------      -------
Total interest expense                        $4,039       $7,192      $12,285      $21,417
                                              ------       ------      -------      -------

                                                Three months ended        Nine months ended
                                                September 30, 2004       September 30, 2004
                                              ---------------------    ----------------------
                                               Telex   Intermediate     Telex    Intermediate
                                              ------   ------------    -------   ------------
Cash interest
   11.5 % Senior Secured Notes                $3,594      $3,594       $10,741     $10,741
   13.0% Senior Subordinated Discount Notes       --         198            --     $   579
   Other                                         264         264           697     $   697
                                              ------      ------       -------     -------
   Total cash interest                         3,858       4,056        11,438     $12,017

Non-cash interest:
   Amortization of deferred financing costs      342         387           995     $ 1,131
   Amortization of debt issuance discount         --       2,484            --     $ 7,190
                                              ------      ------       -------     -------
   Total non-cash interest                       342       2,871           995     $ 8,320
                                              ------      ------       -------     -------
Total interest expense                        $4,200      $6,927       $12,433     $20,337
                                              ------      ------       -------     -------
(Decrease) increase in interest expense       $ (161)     $  265       $  (148)    $ 1,079
                                              ======      ======       =======     =======

Telex interest expense is relatively constant quarter to quarter because of fixed interest rates. Intermediate interest expense increased due to higher amortization of debt issuance discount.

Other income, net. Other income of $0.1 million for the three months ended September 30, 2005 is principally from our interest of earnings generated by a joint venture. Other income of $0.3 million for the three months ended September 30, 2004 is principally from the gain on the sale of our Australian subsidiary. For the nine months ended September 30, 2005, other income of $1.1 million is principally from interest income received from the Internal Revenue Service ("IRS") on an R&D tax credit and adjustment of previously recognized interest on amounts owed to the IRS. For the nine months ended September 30, 2004, other income of $0.4 million is principally from the gain on the sale of our Australian subsidiary and the amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the 2002 sale of our hearing instrument product lines. Amortization of the deferred revenue items was substantially completed in 2004.

Income taxes. Telex recorded an income tax provision of $5.5 million on pre-tax income of $14.2 million for the nine months ended September 30, 2005. Telex recorded an income tax provision of $6.4 million on pre-tax income of $16.4 million for the nine months ended September 30, 2004. The income tax rate was 38.9% and 39.2% for the nine months ended September 30, 2005 and 2004, respectively. The nine months ended September 30, 2005 included $0.3 million of additional expense for prior year final tax return adjustments. The effective rate, excluding the prior year expense, is 36.9%. The nine months ended September 30, 2004 included $0.4 million of additional expense for our German subsidiary related to an audit of the 2002 tax year. The effective rate, excluding the prior year expense, was 37.0%.

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

At September 30, 2005, we had cash and cash equivalents of $14.0 million compared to $15.0 million at December 31, 2004.

Our principal source of funds for the nine months ended September 30, 2005 consisted of our beginning cash balance and $10.6 million of cash provided by operating activities. Our principal uses of funds were for capital expenditures of $9.1 million and financing activities of $1.8 million. Our principal source of funds for the nine months ended September 30, 2004 consisted of $10.7 million of cash provided by operating activities. Our principal use of funds for the nine months ended September 30, 2004 was for capital expenditures of $5.3 million.

Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machines and tooling, update certain manufacturing processes, update information systems and improve efficiency. Capital expenditures in 2005 are primarily for the expansion of our U.S. based information system to several of our subsidiaries.

Our accounts receivable balance of $55.1 million as of September 30, 2005 increased $4.9 million from $50.2 million as of December 31, 2004. Excluding the impact of foreign currency rate movements, our accounts receivable increased $7.4 million from December 31, 2004. The increase is mainly the result of the stronger sales in August and September of 2005 compared to November and December sales in 2004. We are not aware of any significant credit risks at September 30, 2005 that could negatively impact future cash receipts from customers.

Our inventories of $53.5 million as of September 30, 2005 increased $0.9 million from $52.6 million at December 31, 2004. Excluding the impact of foreign currency rate movements, our inventory increased $4.1 million from December 31, 2004. We increased our finished goods inventories by $2.6 million to meet current demand for new product introductions.

Telex's consolidated indebtedness decreased $1.4 million from $127.6 million at December 31, 2004 to $126.2 million at September 30, 2005. Telex's debt consists of $125.0 million of 11 1/2% Senior Secured Notes due October 2008 and $1.2 million of other debt in the U.S. and Germany.

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

At September 30, 2005 we had no borrowings outstanding under our U.S. credit facility or foreign working capital lines. The net availability under our lines, after deduction for open letters of credit and borrowing base limitations, was $26.1 million.

As of September 30, 2005 we had made our minimum required 2005 calendar year employer contribution of $12,000 to our U.S. pension plan. The remaining contribution of $0.9 million for the 2005 plan year will be paid in September 2006.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our exposure to changes in exchange rates. During the nine months ended September 30, 2005, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in our statement of operations.

At September 30, 2005, we had outstanding foreign forward exchange contracts with a notional amount of $41.0 million with a weighted average maturity of 53.6 days.

At September 30, 2005, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $4.1 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant.

At September 30, 2005, Telex had fixed rate debt of $125.5 million and an interest-free loan of $0.7 million. Holding all other variables constant, such as foreign exchange rates and debt levels, a one-percentage point decrease in interest rates would increase the unrealized fair market value of this debt by approximately $3.2 million. Intermediate had incremental fixed rate debt of $79.3 million and a one-percentage point decrease in interest rates would increase the unrealized fair market value of this debt by approximately $2.4 million.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Telex's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of September 30, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded (i) that our disclosure controls and procedures were effective as of the end of the period to ensure that the information that we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (ii) that the information that is required to be reported is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of implementing its U.S. based, worldwide information technology application globally. Our England subsidiary went live on the system in the first quarter of 2005. Our Hong Kong and Japan subsidiaries went live on the system in the third quarter of 2005. Management does not currently believe that these implementations will adversely affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits
--------
  31.1     Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
           under the Securities Exchange Act of 1934, as amended.

  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANTS HAVE DULY CAUSED THIS REPORT TO BE SIGNED ON THEIR BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
TELEX COMMUNICATIONS, INC.


Dated: November 1, 2005                 By: /s/ Raymond V. Malpocher
                                            ------------------------------------
                                            Raymond V. Malpocher
                                            President and Chief Executive
                                            Officer


Dated: November 1, 2005                 By: /s/ Gregory W. Richter
                                            ------------------------------------
                                            Vice President and Chief Financial
                                            Officer

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                           TELEX COMMUNICATIONS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                             DESCRIPTION OF DOCUMENT
-------                             -----------------------
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