Form 10-K
period 2005-12-31
TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS LLC; TELEX COMMUNICATIONS INC
filed 2006-03-24
CIK 1274652, 857668

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ------------

                                    FORM 10-K

                                   ------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The common stock of each registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

      As of February 28, 2006, Telex Communications, Inc. had outstanding 500 shares of Common Stock, $0.01 par value, all of which are owned beneficially and of record by Telex Communications Intermediate Holdings, LLC. Telex Communications Intermediate Holdings, LLC has one member interest outstanding, which is owned by Telex Communications Holdings, Inc.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
      Telex Communications, Inc. and Telex Communications Intermediate Holdings, LLC meet the conditions set forth in General Instruction (I)(1)(a) and (b) of the Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

================================================================================

                                TABLE OF CONTENTS

PART I

  ITEM 1.     BUSINESS                                                          3

  ITEM 1A.    RISK FACTORS                                                      10

  ITEM 1B.    UNRESOLVED STAFF COMMENTS                                         12

  ITEM 2.     PROPERTIES                                                        12

  ITEM 3.     LEGAL PROCEEDINGS                                                 13

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13

PART II

  ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
              STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES    14

  ITEM 6.     SELECTED FINANCIAL DATA                                           14

  ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                         16

  ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        26

  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       27

  ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE                                          27

  ITEM 9A.    CONTROLS AND PROCEDURES                                           27

  ITEM 9B.    OTHER INFORMATION                                                 27

PART III

  ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                28

  ITEM 11.    EXECUTIVE COMPENSATION                                            30

  ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        33

  ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    35

  ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES                            35

PART IV

  ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                        36

FILING FORMAT

This Annual Report on Form 10-K is a combined report being filed by two registrants: Telex Communications Intermediate Holdings, LLC ("Intermediate") and Telex Communications, Inc., a wholly-owned subsidiary of Intermediate ("Telex").

      Except as otherwise indicated by the context, references in this report to "Successor," "company," "we," "our," or "us," and similar expressions, include Intermediate, its subsidiary, Telex, and its predecessor companies. With regard to events occurring (and financial information related to) periods prior to November 2003, the terms refer to Telex Communications Holdings, Inc., the predecessor to Intermediate. We operate on a December fiscal year-end. Intermediate is a holding company whose assets consist primarily of its investment in Telex. Telex is our operating company.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      We are a worldwide industry leader in the design, manufacture and marketing of audio and communication products and systems to commercial, professional and industrial customers. Our product lines include sophisticated loudspeaker systems, wired and wireless intercom systems, mixing consoles, digital audio duplication products, amplifiers, wired and wireless microphones, military and aviation products, land mobile communications systems, wireless assistive listening systems and other related products. We market over 30 product lines that span the professional audio and communication sectors. While we face competition in many of our business lines, we focus on sectors in which we believe we can be market leaders. As a result, we believe we have developed solid brand value, which has become a significant barrier to competition.

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

      Immediately prior to the closing of the November 2003 restructuring, Old Telex transferred to Telex substantially all of Old Telex's assets and liabilities except, principally, its 13% Senior Subordinated Discount Notes due 2006, in exchange for Telex's common stock. Old Telex then contributed Telex's common stock to Intermediate, a new limited liability company, in exchange for Intermediate's sole membership interest. Telex became a wholly-owned subsidiary of Intermediate and Intermediate became a wholly-owned subsidiary of Old Telex. The subsidiaries of Old Telex became Telex's subsidiaries as part of the asset transfer. Upon the closing of the restructuring, Old Telex changed its name to "Telex Communications Holdings, Inc." and Telex was renamed "Telex Communications, Inc."

      Intermediate and Telex were formed on October 21, 2003, with principal executive offices located at 12000 Portland Avenue South, Burnsville, Minnesota 55337. Our telephone number is (952) 884-4051.

      CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

      This report contains forward-looking statements, such as statements that relate to our business objectives, plans, strategies, and expectations or describe the potential markets for our products, that are based on management's current opinions, beliefs, or expectations as to future results or future events. The words "believe," "anticipate," "project," "plan," "expect," "intend," "will likely result," and similar expressions identify forward-looking statements. While made in good faith and with a reasonable basis on information currently available to management, we cannot assure you that such opinions, beliefs, or expectations will be achieved or accomplished. Various factors, including those described in "Item 1B. Risk Factors" and elsewhere in this report, could cause actual results and events to vary significantly from those expressed in any forward-looking statement. Such types of statements are intended to be "forward-looking statements" for purposes of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act and should be read in conjunction with the cautionary statements set forth under the caption "Item 1B. Risk Factors." We are under no obligation to update any forward-looking statements to the extent we become aware that they will not be achieved for any reason.

PRODUCTS AND SERVICES

      We have two business segments: Professional Audio and Advanced Communication Technologies (formerly known as Audio and Wireless Technology). Financial information for our two business segments for the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003 and the eleven-month period ended November 30, 2003 is set forth in Note 12 to our consolidated financial statements included elsewhere in this report.

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

      The Fixed Installation line of business serves venues with widely varying requirements, ranging from concert halls and theatres, which need the highest quality of fidelity output and broad frequency response, to mass transit facilities and office buildings, where sound communication is important but full-range output is not needed. The products sold for each type of installation vary widely in characteristics and price and are sold generally through professional audio contractors and distributors.

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

      A combination of the factors that determine growth in the Fixed Installation and Professional Music Retail lines of business drive demand, including technological improvement and an increase in product applications. For example, most professional sporting events now include musical performances that require increased sound quality and amplification. The demand for smaller, lighter weight products is another driver of growth as such products reduce operating costs for touring applications. In addition, an increase in the popularity of remote electronic news gathering is driving the demand for wired and wireless microphones as well as portable broadcast mixers.

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

      We also provide wired and wireless communication systems and related components to professional, college, and high school football teams. In 1996, we began providing professional, college, and high school coaches with an encrypted wireless intercom system, which allows the head coach to communicate confidentially with other team personnel on the sidelines and in the booths above the fields.

      Our wired and wireless intercom products are also used in communication systems during refueling of nuclear power plants to provide increased efficiency and safety and in simulators and training systems for military and aerospace applications.

      Microphones. Our wired and wireless microphones serve the professional needs of sound contractors, entertainers, and speakers and are used in a variety of settings such as theaters, stadiums, and hotels. We believe that we offer one of the industry's most extensive lines of wireless microphone, receiver, and transmitter systems, including a wide variety of handheld, lapel, and guitar microphone options. We offer microphones, including those with noise canceling features, with a wide variety of directional patterns to meet the needs for general sound reinforcement as well as the specific needs of users such as drummers, vocalists, and public address announcers. Many of these lines incorporate our Posi-Phase(TM) true diversity antenna circuitry, which produces a stronger signal for higher quality sound over a longer distance without the signal dropouts or switching noise common in other systems. Some of our wireless microphones also incorporate an advanced proprietary multi-crystal tuning system, Clean Scan(TM), that allows any specific frequency to be used within the operating limits of the receiver. The crystal control and associated radio frequency filtering provide superior radio frequency performance and maximum protection from interference.

ADVANCED COMMUNICATION TECHNOLOGIES (FORMERLY KNOWN AS AUDIO AND WIRELESS TECHNOLOGY)

      Our Advanced Communication Technologies segment consists of five businesses targeting the following markets:

            - Digital Audio Duplication products for the religious, education and enterprise markets;

            - Military/Aviation Communications audio products for the military and aviation markets;

            - Antenna products for original equipment manufacturers (OEMs) of wireless communications devices;

            - Land Mobile and Dispatch communication products for the public safety, military and industrial markets; and

            - Audio and Wireless Education products for classroom and computer based education markets.

      Digital Audio Duplication. We offer CD and DVD duplicators primarily for copying the spoken word in religious, education, training/seminar and enterprise markets. The SpinWise(TM) CD Duplicator, available in desktop, tower, and rack mount configurations, operates at 52x recording speed, can make one to seven copies at once, and a robotic unit has a 50-disc capacity. Our cassette duplicators and copiers primarily serve the same markets as our CD/DVD products. We sell a line of high-speed audiocassette duplicators designed for "in-cassette" copying of standard audiocassette tapes. In addition, we produce a unique cassette player sold under an exclusive contract to the Library of Congress that is used in its Talking Book program for the blind and physically handicapped. The Talking Book Players are designed to incorporate special features for ease of use and to facilitate playing the books back at different speeds. A unique tape format ensures that these tapes cannot be played on standard equipment. Talking Book players have also been sold internationally under similar programs in Canada, New Zealand, and Australia. A Talking Book line of products in digital format has many of the same features and benefits as the tape format with the added advantage of instant access to specific pages and chapters. This line includes the Scholar(R), EzDaisy(R) and the Professor(TM) disc-based Talking Book products.

      Military/Aviation Communications. We design, manufacture, and market a broad line of Federal Aviation Administration ("FAA") certified aviation communication headsets, headphones, microphones, and intercoms to major commercial and commuter airlines, and private pilots. Our products hold Type Certification with major airframe manufacturers such as Boeing, Airbus, Cessna, and Gulfstream. Our advanced digital Active Noise Reduction technology provides us with a competitive advantage in high noise environments. In addition, we design, manufacture, and market military certified microphones, earphones, headsets, and acoustic components to military and OEM customers for critical military, security, and heavy industrial communication applications.

      Antenna. We have been designing, manufacturing, and marketing antenna products for the past 45 years and are a leading manufacturer of antennas for Wi-Fi (802.11b, 802.11a, 802.11g) and other microwave and satellite frequencies. We supply antenna products to numerous market-leading OEMs including Cisco Systems, Proxim, General Electric, Qualcomm, and General Dynamics, as well as to government and military customers.

      Land Mobile and Dispatch Communications. We produce a broad line of communication products such as headsets, ear-microphones, remote control radio dispatch consoles, voice-over-internet protocol ("VoIP") dispatch consoles, audio surveillance products, and microphones for the citizens' band radio market. Primary customers include federal, state, and local public safety agencies, military organizations, and other markets such as utilities, railroads, and airlines. We believe we have an established reputation within these markets for providing high quality, reliable communication products, which is a key requirement for users.

      Audio and Wireless Education Products. We produce and distribute a broad line of communication products that enhance student and teacher performance in the classroom. Telex has developed a line of products that ensure clear, balanced sound distribution throughout the classroom environment where there are often high levels of background noise and poor building acoustics. For individual students with mild to profound hearing loss, Telex has developed a number of wireless assistive listening systems, such as personal assistive listening devices that ensure that these students hear the instructor clearly. The advancement of technology has brought audiocassettes, digital CDs, DVDs and interactive computer programs into the classroom, requiring students to interact with multiple educational media and audio sources. Through innovation Telex has developed headsets and headphones that keep pace with technology, but remain practical for classroom use. We produce high quality listening centers, stereo and mono-headphones and a line of interactive headsets for use with software applications. All of these products were designed to withstand the normal "wear and tear" of daily use in the classroom.

INTERNATIONAL OPERATIONS

      We market our products in over 80 countries worldwide, which reduces our dependence on any single geographic market. We have substantial assets located outside of the United States and a substantial portion of our sales and earnings are attributable to operations conducted abroad. For the twelve months ended December 31, 2005, approximately 50% of our net revenue consisted of sales made outside the United States, predominantly in Western Europe and Asia. Unlike many of our competitors, which use independent foreign distributors that generally sell a variety of competing products, the majority of our foreign sales efforts are conducted through our foreign distribution subsidiaries. Although our international operations have generally been profitable in the past, our efforts to increase international sales may be adversely affected by, among other things, changes in foreign import restrictions and regulations, taxes, currency exchange rates, currency and monetary transfer restrictions and regulations, and economic and political changes in the foreign nations or regions where we are doing business.

      For the year ended December 31, 2005, our total net sales into each of our principal geographic regions were as follows:

            United States - $154.9 million,
            Europe - $83.4 million,
            Asia - $48.7 million, and
            Other regions - $20.7 million.

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

      We have a history of technological innovation and strong product development and have introduced numerous technologies that are used throughout the audio industry, including constant directivity and variable intensity horns, manifold technology in loudspeaker systems, the application of neodymium in loudspeaker systems and microphone magnets, and titanium in compression driver diaphragms. In our Advanced Communication Technologies segment we also have a strong history of technological innovation and product development in a number of technologies, including digital active noise reduction (ANR), electret microphone technology, voice-over-internet protocol and digital audio processing.

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

      For the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003 and the eleven-month period ended November 30, 2003, our engineering expenses for product development were $17.4 million, $15.4 million, $1.2 million and $12.9 million, respectively.

MANUFACTURING

      We manufacture and service most of the products we sell, including the active acoustic components contained in those products, in our facilities located in the United States, Mexico, Germany, the United Kingdom and China. Our manufacturing processes are substantially integrated and, in addition to the assembly-only processes typically found among our competitors, include surface mount and printed circuit board assembly, fiberglass horn lay-up, plastic injection molding, transformer and coil winding, sheet metal stamping and forming, metal machining, cabinet fabrication, and painting. We purchase certain electrical components, magnets, wood products, and large plastic components.

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

      We also sell a limited number of outsourced finished products under our brand names, including certain electronic products and loudspeaker systems, where low cost is essential. In addition, we purchase certain other non-Telex branded finished products to supplement the offerings of our distribution and marketing operations in Japan, Hong Kong, and France.

RAW MATERIALS/SUPPLIERS

      Our extensive vertical integration enables us to manufacture many of the parts for our products internally. We believe that this gives us a competitive advantage in controlling quality and ensuring timely availability of parts.

      Our products contain electronic and mechanical components that are provided by a wide range of suppliers. Certain of these components are standard products, while others are manufactured to our specifications. We have, and may in the future, experience occasional delays in obtaining timely delivery of materials or components. Many components are available from multiple suppliers, but we obtain a significant quantity from sole sources. Although we believe that with adequate notice we can secure, if necessary, alternate suppliers, our inability to do so could result in increased development costs and product shipment delays. Any prolonged inability to obtain adequate supplies, or any other circumstance that would require us to seek alternative sources of supply, could have a material adverse effect on our business, financial condition, and results of operations.

COMPETITION

      The markets within both the Professional Audio and Advanced Communication Technologies segments are highly competitive and fragmented. We face meaningful competition in both segments and in most of our product categories and markets. We believe that the key factors necessary to maintain our position in our markets are the recognition of our several key brand names, superior distribution networks, large customer base, and large number of products, together with our extensive experience in designing safe and reliable products, dealing with regulatory agencies, and servicing and repairing our products.

      While many of our current competitors are generally smaller than we are, certain of our competitors are substantially larger and have greater financial resources. We believe that our major competitor in providing a full line of professional audio products is Harman International Industries, Incorporated, one of whose three segments competes in the professional audio products market. David Clark is our largest competitor in the military/aviation communication markets.

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

      We own several trademarks in the United States and various foreign countries, including:

           - Audiocom(R)       - Midas(R)     - Klark-Teknik(R)  - ClassMate(R)
           - Electro-Voice(R)  - Dynacord(R)  - EV(R)            - Road King(R)
           - Telex(R)          - RTS(R)       - Radiocom (TM)

      A number of our trademarks are identified with and important to the sale and marketing of our products in both of our business segments. Our operations are not dependent upon any single trademark other than the Telex and Electro-Voice trademarks.

      We have not registered our trademarks in all foreign jurisdictions in which we do business, although we believe that our most significant trademarks have been registered in many foreign jurisdictions where sales of our products under those trademarks are substantial. We are aware that, in certain foreign jurisdictions, unaffiliated third parties have applied for and/or obtained registrations for marks that are similar to marks owned or used by us for products similar to ours. In certain instances we have filed formal oppositions to such applications for registration. In light of this and because many foreign jurisdictions operate on a "first-to-file" basis for registrations of intellectual property, we may be prohibited from registering our trademarks in certain foreign countries and in some cases be prohibited from selling our products in certain countries under the same trademarks, and our business may be materially adversely affected by such prohibition.

      Our operations are not dependent to any significant extent on any single or related group of patents, licenses, franchises, or concessions. We believe our most significant patents are patents relating to time division multiplex digital matrix intercom systems and the design of our EVID (Electro-Voice innovative design) surface-mount loudspeakers, which expire in 2014 and 2016, respectively. We also own a number of patents related to the design and manufacture of several of our other products, including speakers, headsets, headphones, boom-mounted microphones, various transducer devices, multiple-band directional antennas, certain intercom-related devices, and active noise reduction headsets. We have not registered our patents in all foreign jurisdictions in which we do business, and attempts at registration in such foreign jurisdictions may not be possible or successful. We do not believe that the expiration of any of our patents or absence of patent protection in foreign jurisdictions will have a material adverse effect on our financial condition or results of operations. We do not believe that any of our products currently infringes upon the proprietary rights of third parties in any material respect.

BACKLOG

      As is the case with other companies in our businesses, backlog is not necessarily a meaningful indicator of the condition of the business since we typically receive and ship orders representing a major portion of our quarterly non-contract revenues in the current quarter. As of December 31, 2005, we had a backlog of approximately $23.8 million compared to approximately $31.0 million as of December 31, 2004.

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

      Our site in Buchanan, Michigan, formerly owned by Mark IV Industries, Inc. (Mark IV), has been designated a Superfund site under the federal Comprehensive Environmental Response, Compensation and Liability Act, and we are a responsible party, under Tennessee law, at two other sites that we acquired from Mark IV and which were subsequently sold in 2002 and 2003. Mark IV has agreed to indemnify us under certain contractual arrangements for specified contamination at the Michigan site, excluding any contamination that exits within the manufacturing facility and for the future monitoring and remediation of soil and/or groundwater required at the Newport and Sevierville, Tennessee sites. Mark IV has performed under these arrangements with respect to these properties since 1996 with no expenses incurred by Telex, with the exception of those voluntarily assumed associated with the sale of one of the Tennessee sites.

      Telex is responsible for any contamination that may exist within the Buchanan facility. Third party environmental studies we have requested related to this facility indicate no exposure or remediation is necessary at this time unless the concrete flooring within the facility is disturbed. We ceased manufacturing operations at this facility in 2002 and are actively marketing the property. We would be financially responsible for any remediation that would be required within the manufacturing facility; accordingly, in 2004, we recorded a charge of $0.3 million in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 144") to reduce the carrying value of the asset to fair market value, less cost to sell.

      The two sites in Tennessee are also covered by the Mark IV contractual arrangements. One site requires on-going groundwater monitoring and received a No Further Action notice in 2001 from the Tennessee Department of Environment and Conservation (TDEC) related to contaminated soils. Telex has agreed to indemnify the purchaser of the other Tennessee site until a No Further Action notice is received from TDEC. Mark IV continues to pay the expenses related to the monitoring activities at both of these sites.

      We have not recorded an environmental loss contingency accrual for either of the Tennessee sites or the Buchanan site because we have determined that an environmental loss is remote given that Mark IV has assumed direct responsibility for the remediation of the sites under its contractual requirements and has continued to perform in accordance with these arrangements.

      We also believe our exposure is remote related to any contamination within the Buchanan site based on third party environmental evaluations. We will reassess this position if new information indicates a need to recognize an accrual.

      We are party to a 1988 Consent Decree with the Nebraska Department of Environmental Quality (NDEQ) relating to the cleanup of hazardous waste at our Lincoln, Nebraska facility. In December 1997, we entered into an Administrative Order on Consent with the U.S. Environmental Protection Agency (U.S. EPA) under the Resource Conservation and Recovery Act (RCRA) to further investigate and remediate contaminants at the Lincoln facility and an adjacent property (Lincoln site). The 1997 Administrative Order on Consent has expired and we are in the process of negotiating a replacement Administrative Order on Consent with the U.S. EPA. We do not believe that the costs related to our responsibilities at this site under a new Administrative Order on Consent will result in a material adverse effect on our results of operations or financial condition. Through December 31, 2005, we had accrued approximately $2.0 million over the life of the project for anticipated costs to be incurred for the Lincoln site cleanup activities, of which approximately $1.7 million has been paid. See Note 11 to our Consolidated Financial Statements included elsewhere in this report.

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

EMPLOYEES

      As of December 31, 2005, we employed 1,800 persons worldwide, of which 1,729 were full-time employees.

AVAILABLE INFORMATION

      We are subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act). We therefore file periodic reports and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street NE, Washington D.C. 20549 or by calling the SEC at (800) SEC-0330. In addition the SEC maintains a website (www.sec.gov) that contains reports, proxy information statements and other information regarding issuers that file electronically.

ITEM 1A. RISK FACTORS

      The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described below were to occur, our business, financial condition, operating results and cash flows would be materially adversely affected.

WE OPERATE IN AN ENVIRONMENT IN WHICH PRODUCT INNOVATION AND CHANGING TECHNOLOGY ARE CRITICAL. WE MAY BE UNABLE TO RESPOND TO THESE CHANGES AND DEVELOP PRODUCTS INCORPORATING THE LATEST TECHNOLOGY, AND, AS A RESULT, WE WOULD LIKELY LOSE SALES. FURTHER, OTHERS MAY DEVELOP PRODUCTS THAT RENDER OUR PRODUCTS OBSOLETE, AND WE MAY NOT BE ABLE TO DEVELOP PRODUCTS TO REPLACE OUR OLD PRODUCTS OR COMPETE WITH ANY NEW PRODUCTS PRODUCED BY COMPETITORS. ANY OF THESE DEVELOPMENTS WOULD ADVERSELY AFFECT OUR SALES AND FINANCIAL PERFORMANCE.

      Technological innovation and leadership are among the important factors in competing successfully in the professional audio and advanced communication technologies markets. Our future results will depend, in part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products that meet customer demands, including products utilizing digital technology, which are increasingly being introduced in many of our markets. The success of our current and new product offerings is dependent on several factors, including proper identification of customer needs, technological development, research and development cost, timely completion and introduction, differentiation from offerings of our competitors, and market acceptance. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures. We may not be able to successfully identify and develop new products in a timely manner. Products or technologies developed by others may render our products obsolete or noncompetitive, and constraints on our financial resources may adversely affect our ability to develop and implement technological advances.

      Moreover, to the extent the pace of product obsolescence increases, disposing of inventories of obsolete products may result in reduced operating margins and materially adversely affect our earnings and results of operations.

WE COULD HAVE REDUCED REVENUES AND INCREASED COSTS IF OUR SUPPLIERS DO NOT MEET OUR PRODUCT OR DELIVERY REQUIREMENTS

      Certain components and materials that we use in manufacturing our products may be in short supply from time to time because of high industry demand or the inability of a supplier to meet our quality or delivery requirements. If any of our suppliers were to fail to deliver acceptable materials in accordance with the manufacturing schedule needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be forced to find alternative materials, perhaps at higher cost, and have significantly decreased revenues and earnings, which would have a material adverse effect on our business, results of operations, and financial condition. Further, we could lose suppliers as a result of their financial failure, bankruptcy, or otherwise, and such loss could have a material adverse effect on our business, results of operations, or financial condition.

WE OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT. IF WE ARE UNABLE TO DEVELOP PRODUCTS THAT COMPETE WITH THOSE OFFERED BY OTHER MANUFACTURERS, OR ARE UNABLE TO PRODUCE AND SELL OUR PRODUCTS AT COMPETITIVE PRICES, OUR SALES AND INCOME COULD BE ADVERSELY AFFECTED.

      The professional audio and advanced communication technologies markets are highly competitive and fragmented, and we face meaningful competition in most of our product categories and markets. While many of our current competitors are smaller than we are, some of our competitors are substantially larger and have greater financial resources than we do. As we develop new products and enter new markets we may encounter new competitors, and other manufacturers and suppliers who currently do not offer competing products may enter the markets in which we currently operate. Such new competitors may be larger, offer broader product lines, and have substantially greater financial and other resources than we do. Competition could negatively affect our pricing and gross margins. As a result, we may not be able to compete successfully in our current market or in new markets.

WE ARE ATTEMPTING TO INCREASE OUR INTERNATIONAL SALES AND, IN CONNECTION WITH SUCH EFFORTS, FACE THE RISKS ASSOCIATED WITH INTERNATIONAL TRADE, SUCH AS FLUCTUATING CURRENCIES, POLITICAL UNCERTAINTIES, REGULATORY REQUIREMENTS, AND MANAGEMENT OF A GLOBAL BUSINESS. IF WE ARE UNABLE TO MANAGE THESE CHALLENGES SUCCESSFULLY, OUR EFFORTS TO PENETRATE THE INTERNATIONAL MARKET MAY NOT BE SUCCESSFUL AND OUR FINANCIAL RESULTS COULD SUFFER FROM REDUCED REVENUE AND HIGHER COSTS.

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

WE ARE SUBJECT TO VARIOUS REGULATORY REQUIREMENTS IN CONNECTION WITH OUR BUSINESS. IF WE ARE NOT ABLE TO COMPLY WITH THESE REQUIREMENTS, OUR SALES AND BUSINESS PERFORMANCE COULD BE ADVERSELY AFFECTED.

      Our products must meet the requirements set by regulatory authorities in the numerous jurisdictions (foreign and domestic) in which we sell them. As regulations and local laws change, we must modify our products or manufacturing processes to address those changes. Regulatory restrictions may increase the costs to design and manufacture our products, resulting in a decrease in demand for our products if the costs are passed along or a decrease in our margins. Compliance with regulatory restrictions may require substantial expense and adversely affect the technical quality and capabilities of our products, reducing their marketability.

      Significant regulations with which we must comply are two European Union ("EU") directives aimed at the disposal of wastes from electrical and electronic equipment ("WEEE") and the restriction of the use of certain hazardous substances ("RoHS" in manufacturing processes and finished product. Specifically, the RoHS directive prohibits the use of certain types of materials, such as lead, in the manufacturing of electronic products. As of July 1, 2006 products sold within the EU, a market in which we sell a significant amount of our products, must be RoHS compliant. Failure to comply with such legislation could result in our customers refusing to purchase our products and subject us to significant monetary penalties in connection with a violation, both of which could have a material adverse effect on our business, financial condition and results of operations.

WE RELY ON VARIOUS PATENTS AND TRADEMARKS IN MANUFACTURING AND MARKETING OUR PRODUCTS. IF OUR OWNERSHIP OR USE OF OUR INTELLECTUAL PROPERTY WERE TO BE CHALLENGED, WE MAY BE REQUIRED TO SPEND SIGNIFICANT FUNDS TO DEFEND OUR RIGHTS AND WE MIGHT ULTIMATELY BE UNSUCCESSFUL IN OUR DEFENSE AND BE FORCED TO STOP USING SUCH PATENTS OR TRADEMARKS. IN EITHER CASE, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

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

WE MAY BE SUBJECT TO ENVIRONMENTAL LIABILITY FOR VARIOUS PROPERTIES THAT WE OWN OR OPERATE, BOTH IN THE U.S. AND IN FOREIGN COUNTRIES. IF THE COSTS OF REMEDIATING ANY CONTAMINATED AREA WERE TO EXCEED OUR CURRENT ESTIMATES, OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED. IN ADDITION, ANY CONTAMINATION FOUND ON ANY PROPERTY THAT WE OWN OR OPERATE MAY REDUCE OUR ABILITY TO TRANSFER SUCH PROPERTY TO NEW OWNERS OR USERS.

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

      IF WE LOSE THE SERVICES OF KEY MEMBERS OF OUR MANAGEMENT AND CANNOT FIND APPROPRIATE REPLACEMENT PERSONNEL, WE MAY NOT BE ABLE TO MANAGE OUR OPERATIONS AND IMPLEMENT OUR GROWTH STRATEGY EFFECTIVELY.

      Our future success depends, in large part, on the continued service of several key members of our management team, and some of our other key executives and officers and managers who possess significant expertise and knowledge of our business and markets. We do not maintain key man life insurance on any of our officers or managers. Any loss or interruption of the services of these individuals could reduce our ability to effectively manage our operations and implement our strategy because we may not be able to find appropriate replacements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not applicable

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

                                                     SIZE
LOCATION                         OWNED/LEASED    (SQUARE FEET)                   FACILITY TYPE(a)
-----------------------------    ------------    -------------    -----------------------------------------------------
UNITED STATES:
Blue Earth, Minnesota(b).....       Owned           141,000       Manufacturing/Distribution
Burnsville, Minnesota........       Leased          114,100       Corporate Headquarters/Marketing/
                                                                  Administration/Product Development/Sales
Glencoe, Minnesota...........       Owned           100,000       Manufacturing/Distribution
Lincoln, Nebraska............       Owned           135,000       Manufacturing/Distribution/Product
                                                                  Development/Sales
Morrilton, Arkansas..........       Owned           202,000       Manufacturing/Distribution

INTERNATIONAL:
Dongguan, China..............       Leased           67,800       Manufacturing/Warehouse
Hermosillo, Sonora, Mexico...       Leased           32,500       Manufacturing
Hohenwarth, Germany..........       Leased           16,500       Manufacturing/Warehouse
Kidderminster, England.......       Owned            35,800       Manufacturing/Sales/Marketing/Administration/
                                                                  Product Development/Service
Kowloon, Hong Kong...........       Leased            5,700       Sales/Marketing/Administration/Distribution/Service
London, England..............       Leased           11,500       Sales/Marketing/Administration/Distribution/Service
Paris, France................       Leased            4,100       Sales/Marketing/Administration/Distribution/Service
Shanghai, China..............       Leased            5,400       Sales/Marketing/Administration/Distribution/Warehouse
Singapore  ..................       Leased            6,800       Sales/Distribution/Service
Straubing, Germany...........       Owned           132,000       Manufacturing/Sales/Marketing/Administration/
                                                                  Product Development/ Distribution/Service
Straubing, Germany...........       Leased           11,000       Warehouse
Tokyo, Japan.................       Leased           25,100       Sales/Marketing/Administration/Distribution/Service


(a) Our Morrilton, Arkansas, Kidderminster, England, Straubing, Germany, and Hohenwarth, Germany facilities are dedicated to the Professional Audio business segment. Our Hermosillo, Mexico and Dongguan, China facilities are dedicated to the Advanced Communication Technologies business segment. All other facilities are used for both of our business segments.

(b) The Company announced in August 2005 its decision to close this facility by the end of 2006 with production shifting throughout 2006 to other owned or leased facilities.

      Our Glencoe, Minnesota, Kidderminster, England, and Hermosillo, Sonora, Mexico facilities have been certified under International Organization for Standards (ISO) 9002, and our Straubing, Germany facility has been certified under ISO 9001.

ITEM 3. LEGAL PROCEEDINGS

      From time to time we are a party to various legal actions in the normal course of business, none of which we believe would have a material adverse effect on our financial condition or results of operations.

      The Company has been named as a defendant in a lawsuit filed by Ace Pro Sound and Recording, LLC in the United States District Court, Southern District of Florida on November 29, 2005. The Company is one of nine named defendants, who are various suppliers of musical, sound and recording equipment. The plaintiff alleges that the defendants violated various provisions of the Sherman Act, the Florida Deceptive and Unfair Practices Act, and committed civil conspiracy under Florida law by conspiring with one another not to deal with Ace and seeks more than $1 billion in damages. The Company believes that the claims against the Company are without merit and is vigorously contesting these allegations. In response to the defendants' motion to dismiss the claims, filed in March 2006, the plaintiff has expressed its intention to file a motion to amend the complaint. It is anticipated that the plaintiff's motion will be granted and its amended complaint will be filed in April 2006.

      For a discussion of certain environmental matters, see "Item 1. Business -- Environmental Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders of either Intermediate or Telex during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

      There is no established public trading market for Intermediate's membership interest or Telex's common stock. Intermediate's sole membership interest is owned by Old Telex, and all of Telex's outstanding common stock is owned by Intermediate.

      Telex may from time to time pay cash dividends on its common stock to permit Intermediate to make required payments relating to its 13% senior subordinated discount notes and to pay for other operating expenses of Intermediate and Old Telex. Intermediate will pay a dividend to Old Telex in 2006 to provide cash for Old Telex to pay the notes that mature in November 2006.

ITEM 6. SELECTED FINANCIAL DATA

      The table below sets forth selected historical consolidated financial, operating and balance sheet data relating to Intermediate (Successor) and Old Telex (Predecessor). The selected historical financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004, the one month period ended December 31, 2003 and the eleven month period ended November 30, 2003 have been derived from the audited consolidated financial statements and notes thereto of Intermediate and Old Telex, appearing elsewhere in this report, which have been audited by Ernst & Young LLP, independent registered public accountants. The selected historical consolidated financial data as of December 31, 2001, 2002 and 2003 and the years ended December 31, 2001 and 2002 were derived from audited consolidated financial statements and notes thereto not included herein. You should read the information set forth below in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes included elsewhere in this report.

                                                                 PREDECESSOR                            SUCCESSOR
                                                 ---------------------------------------  --------------------------------------
                                                        FISCAL YEAR         ELEVEN MONTHS   ONE MONTH         FISCAL YEAR
                                                           ENDED                ENDED        ENDED              ENDED
                                                         DECEMBER 31,        NOVEMBER 30,  DECEMBER 31,        DECEMBER 31,
                                                 -------------------------- ------------- ------------- -------------------------
                                                     2001          2002         2003          2003          2004          2005
                                                 ------------ ------------- ------------- ------------- ------------ ------------
                                                                             (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales .....................................  $ 284,459    $ 266,521       $ 243,106   $  25,433     $ 296,828    $ 307,733
Cost of sales .................................    185,051      155,832         140,863      14,957       163,206      172,469
                                                 ---------    ---------       ---------   ---------     ---------    ---------
Gross profit ..................................     99,408      110,689         102,243      10,476       133,622      135,264
Engineering ...................................     12,736       12,424          12,947       1,224        15,423       17,392
Selling, general and administrative ...........     88,690       71,010          67,816       6,232        80,899       84,349
Restructuring charges .........................     11,475(a)       478              --          --            --        1,763(b)
Goodwill and asset impairment charges .........         --           --              --          --         7,915(c)        --
Corporate charges .............................      1,667          541              --          --            --           --
Pension curtailment gain ......................         --           --          (2,414)         --            --           --
                                                 ---------    ---------       ---------   ---------     ---------    ---------
Operating (loss) income .......................    (15,160)      26,236          23,894       3,020        29,385       31,760
Interest expense ..............................    (38,173)     (26,563)        (26,897)     (2,589)      (27,346)     (28,763)
Other income ..................................      1,111        2,727             529          85         1,124          870
Gain (loss) on early extinguishment of debt ...    115,897(d)        --              --      (1,186)(e)        --           --
                                                 ---------    ---------       ---------   ---------     ---------    ---------
Income (loss) before income taxes and
  cumulative effect of accounting change ......     63,675        2,400          (2,474)       (670)        3,163        3,867
Provision for income taxes ....................      2,685        2,618           3,585       1,171         8,544        6,896
                                                 ---------    ---------       ---------   ---------     ---------    ---------
Income (loss) before cumulative effect of
  accounting change ...........................     60,990         (218)         (6,059)     (1,841)       (5,381)      (3,029)
Cumulative effect of change in accounting .....         --      (29,863)(f)          --          --            --           --
                                                 ---------    ---------       ---------   ---------     ---------    ---------
Net income (loss) .............................  $  60,990    $ (30,081)      $  (6,059)  $  (1,841)    $  (5,381)   $  (3,029)
                                                 =========    =========       =========   =========     =========    =========
FINANCIAL DATA:
Adjusted EBITDA(g) ............................  $   3,356    $  32,716       $  29,506   $   3,502     $  43,368    $  39,550
Capital expenditures ..........................  $   6,121    $   4,834       $   5,165   $     546     $   7,722    $  15,758
Cash (used in) provided by  operating
  activities ..................................  $  (2,688)   $  18,964       $  15,289   $   5,631     $  12,923    $  16,110
Cash used in investing activities .............  $  (5,601)   $     (42)      $  (3,841)  $    (546)    $  (5,163)   $ (15,537)
Cash provided by (used in) financing
  activities ..................................  $   8,775    $ (18,888)      $  (9,450)  $  (4,274)    $     167    $  (1,467)

                                                 DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                     2001          2002         2003           2004          2005
                                                 ------------  ------------  ------------  ------------  ------------
                                                                        (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...............................    $  27,059     $  42,851     $  63,158     $  79,769     $  81,117
Total assets..................................      187,601       157,878       171,128       180,020       181,996
Long term debt, less current maturities.......      147,430       154,630       187,629       197,065       207,949
Member/Shareholder's deficit..................      (39,974)      (68,008)      (68,374)      (72,491)      (81,274)

NOTES TO SELECTED FINANCIAL DATA

(a) Included in the restructuring charges for the year ended December 31, 2001 is a $7.4 million charge attributed to impairment of fixed assets. The remaining restructuring charge amount of $4.1 million is for severance, lease termination and other exit costs.

(b) Included in the restructuring charges for the year ended December 31, 2005 is a $0.8 million charge attributed to impairment of fixes assets. The remaining restructuring charges amount of $1.0 million is for severance and other exit costs.

(c) We recognized a $7.9 million loss in 2004, including goodwill impairment charges associated with our Germany electronics operating unit ($7.6 million) and asset impairment charges associated with our idle Buchanan, Michigan manufacturing facility ($0.3 million).

(d) On November 21, 2001, Old Telex completed a debt restructuring, pursuant to which $224.5 million, or 99.8% of the total, of its 10-1/2% and 11% senior subordinated notes were exchanged for senior subordinated discount notes due 2006 at a deemed issue price of $56.1 million, 5.0 million shares of Series B preferred stock, and warrants to purchase 1.7 million shares of Series B preferred stock or common stock, all issued by Old Telex. As part of this debt restructuring, Old Telex recorded $115.9 million of gain on early extinguishment of debt in its statement of operations and recorded $52.7 million of gain, for the senior subordinated notes exchanged by related parties, as contributed capital in the statement of shareholders' deficit.

(e) We recognized a $1.2 million loss in the one-month period ended December 31, 2003 from the write-off of deferred financing costs and discounts associated with repaid debt instruments.

(f) We completed an initial impairment review of our goodwill in the fourth quarter of 2002. The review resulted in an impairment loss of $29.9 million that was accounted for as a cumulative effect of change in accounting in accordance with SFAS 142.

(g) EBITDA for each period is defined as income (loss) before cumulative effect of accounting change plus (i) income taxes, (ii) interest expense and (iii) depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus (i) loss on early extinguishment of debt, (ii) non-cash restructuring charges and (iii) goodwill and asset impairment charges, minus (iv) other income and (v) gain on early extinguishment of debt.

      Management uses EBITDA and Adjusted EBITDA as measurement tools for evaluating our actual performance compared to budget and prior periods. We also use EBITDA as a measurement associated with our credit agreement. Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do. EBITDA and Adjusted EBITDA are not measures of performance under generally accepted accounting principles (GAAP) and should not be considered as a substitute for net income calculated in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. EBITDA and Adjusted EBITDA have some of the following limitations:

      EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures, or contractual commitments; EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; EBITDA does not reflect tax expense or the cash requirements necessary to pay for tax obligations; Although depreciation and amortization are non-cash charges, the asset being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

      We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and adjusted EBITDA only as supplements.

      The following table reconciles income (loss) before the cumulative effect of an accounting change to EBITDA, Adjusted EBITDA and net cash provided by (used in) operating activities:

                                                             PREDECESSOR                            SUCCESSOR
                                                 ------------------------------------  -----------------------------------
                                                                           ELEVEN
                                                       FISCAL YEAR          MONTHS      ONE MONTH         FISCAL YEAR
                                                         ENDED              ENDED         ENDED              ENDED
                                                      DECEMBER 31,       NOVEMBER 30,  DECEMBER 31,      DECEMBER 31,
                                                    2001        2002         2003          2003         2004        2005
                                                 ----------  ----------  ------------  ------------  ----------  ----------
                                                                         (DOLLARS IN THOUSANDS)
Income (loss) before cumulative effect of
  accounting change ............................ $  60,990   $    (218)  $  (6,059)     $  (1,841)   $  (5,381)  $  (3,029)
Income taxes ...................................     2,685       2,618       3,585          1,171        8,544       6,896
Interest expense ...............................    38,173      26,563      26,897          2,589       27,346      28,763

Depreciation and amortization ..................    11,160       6,480       5,612            482        6,068       6,954
                                                 ---------   ---------   ---------      ---------    ---------   ---------
  EBITDA ....................................... $ 113,008   $  35,443   $  30,035      $   2,401    $  36,577   $  39,584
Other income ...................................    (1,111)     (2,727)       (529)           (85)      (1,124)       (870)
(Gain) loss on early extinguishment of debt ....  (115,897)         --          --          1,186           --          --
Non-cash restructuring charges .................     7,356          --          --             --           --         836
Goodwill and asset impairment charges ..........        --          --          --             --        7,915          --
                                                 ---------   ---------   ---------      ---------    ---------   ---------
  Adjusted EBITDA .............................. $   3,356   $  32,716   $  29,506      $   3,502    $  43,368   $  39,550
Income tax expense .............................    (2,685)     (2,618)     (3,585)        (1,171)      (8,544)     (6,896)
Interest expense ...............................   (38,173)    (26,563)    (26,897)        (2,589)     (27,346)    (28,763)
Amortization of deferred financing charges and
  pay-in-kind interest charge ..................     7,186      19,076      21,017          1,233       11,390      12,971
Other income ...................................     1,111       2,727         529             85        1,124         870
(Gain) loss on sale of product lines and other
  assets .......................................       181      (2,151)       (319)            --         (268)         --
Pension curtailment gain .......................        --          --      (2,414)            --           --          --
Cash restructuring charges .....................     4,119         478          --             --           --         927
Deferred income taxes ..........................        (3)        (76)         18           (391)         367         (54)
Provision for bad debts ........................     4,509         240         869           (279)         828         976
Changes in operating assets and liabilities:
   Accounts receivable .........................      (184)     (1,448)     (2,410)         2,589       (2,262)     (5,245)
   Inventories .................................     7,824       5,706       3,800          1,404       (5,682)       (261)
   Other current assets ........................     3,737          88      (2,210)         1,000       (1,077)     (2,534)
   Accounts payable and accrued liabilities.....     7,720      (9,944)     (1,761)           527          109       4,126
   Income taxes ................................    (1,661)       (370)     (1,840)            56         (869)     (3,047)
   Other long-term assets and long-term
       liabilities .............................       275       1,103         986           (335)       1,785       3,490
                                                 ---------   ---------   ---------      ---------    ---------   ---------
Net cash provided by (used in) operating
  activities.................................... $  (2,688)  $  18,964   $  15,289      $   5,631    $  12,923   $  16,110
                                                 =========   =========   =========      =========    =========   =========

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

      Management's Discussion and Analysis of Financial Condition and Results of Operations are provided solely with respect to Telex and its subsidiaries since substantially all of the Company's operations are conducted by Telex. However, Intermediate has additional debt securities. Accordingly, information with respect to interest expense and income taxes of Intermediate is also provided herein. The discussion of liquidity and capital resources pertains to Telex and its consolidated subsidiaries. Telex and Intermediate were formed in connection with the November 19, 2003 restructuring of Old Telex's debt obligations. The term the "Company" throughout the remainder of this Management's Discussion and Analysis of Financial Condition and Results of Operations refers to Predecessor or Telex for the relevant period(s).

      Financial information in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the twelve-month period ended December 31, 2003 combines information for Telex for the one-month period ended December 31, 2003 and information for Old Telex for the eleven-month period ended November 30, 2003. Subsequent to November 2003, Old Telex is a holding company and has no business operations. The financial information is combined to provide a more meaningful presentation for the twelve-month period ended December 31, 2003. The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

DESCRIPTION OF BUSINESS

      We are a worldwide industry leader in the design, manufacture, and marketing of audio and communications products and systems to commercial, professional, and industrial customers. Our product lines include sophisticated loudspeaker systems, wired and wireless intercom systems, mixing consoles, digital audio duplication products, amplifiers, wired and wireless microphones, military and aviation products, land mobile communication systems, wireless assistive listening systems and other related products. We have two business segments: Professional Audio and Advanced Communication Technologies (formerly known as Audio and Wireless Technology). Financial information for our two business segments for the year ended December 31, 2005, the year ended December 31, 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003 is set forth in Note 12 to our consolidated financial statements included elsewhere in this report.

      Approximately 50% of our sales are made internationally, in over 80 countries. We conduct our foreign sales through our foreign subsidiaries in Germany, the United Kingdom, Japan, Hong Kong, Singapore, France, and China, and we export products from our manufacturing locations in the United States, Germany, the United Kingdom, Mexico and China for sales through our independent distributors and dealers in other countries.

      Overall, our business is not subject to significant seasonal fluctuations. We do not believe that inflation has had a material impact on our financial position or results of operations during the past three years. We have generally been able to effect price increases equal to any inflationary increase in costs.

      We maintain assets and/or operations in a number of foreign jurisdictions, the most significant of which are Germany, the United Kingdom, Japan, Singapore, and Hong Kong. In addition, we conduct business in local currency in many countries, the most significant of which are Germany, the United Kingdom, Japan, Hong Kong, Singapore, and France. Exposure to U.S. dollar/Euro and U.S. dollar/British pound exchange rate volatility is mitigated to some extent by our ability to source our production needs with existing manufacturing capacity in Germany and Great Britain, and the exposure to U.S. dollar/Japanese yen exchange rate volatility is to some extent mitigated by sourcing products denominated in yen from Japan or through contractual provisions in sales agreements with certain customers. Nevertheless, we have a direct and continuing exposure to both positive and negative foreign currency movements.

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

      Determination of Functional Currencies for the Purpose of Consolidation. We have several foreign subsidiaries for which the local currency is the functional currency. These subsidiaries accounted for approximately 45% of our consolidated net sales for the year ended December 31, 2005, and 58% of our consolidated assets and 23% of our consolidated liabilities at December 31, 2005.

      Under the relevant accounting standards, we have determined the functional currency to be the local currency for all of our international subsidiaries. In preparing our Consolidated Financial Statements, we are required to translate the foreign subsidiaries' financial statements from their respective local currencies into United States dollars. This process results in translation gains and losses that are included in shareholder's equity as a component of "accumulated other comprehensive loss." The magnitude of the translation gains and losses is dependent upon the movement in the exchange rates of the foreign currencies of our subsidiaries against the United States dollar. The foreign currencies of our subsidiaries for which the local currency is the functional currency include the Euro, the Great Britain pound, the Japanese yen, the Singapore dollar, the Hong Kong dollar and the Chinese renminbi. Any future translation gains or losses could be higher than those recorded in prior years because of the unpredictability of the movement in exchange rates. If a subsidiary were disposed of, any cumulative translation adjustment would be realized in the statement of operations.

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

      We have business unit level goodwill that we amortized until December 31, 2001. Effective with the beginning of 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and stopped amortizing our goodwill. We perform annual impairment reviews at the beginning of our fourth quarter. The annual review for 2005 and 2003 did not indicate any additional goodwill impairment. The annual review for 2004 did indicate an additional impairment of goodwill in our Professional Audio business segment and a $7.6 million charge was taken. Further information on this charge is set forth in Note 6 to our consolidated financial statements included elsewhere in this report.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage relationship of certain items in our consolidated statements of operations to net sales.

                                                    PERCENTAGE OF NET SALES
                                             ------------------------------------------
                                                                             TWELVE-
                                                                             MONTH
                                                                             PERIOD
                                             YEAR ENDED     YEAR ENDED       ENDED
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                2005            2004          2003
                                             ------------   ------------   ------------
Net Sales:
  Professional Audio .....................       79.7%          81.0%         77.8%
  Advanced Communication Technologies ....       20.3           19.0          22.2
                                               ------          -----         -----

Total net sales...........................      100.0%         100.0%        100.0%
                                               ------          -----         -----
Total gross profit .......................       44.0%          45.0%         42.0%
Operating expenses .......................       33.6           35.1          31.9
                                               ------          -----         -----
Operating income .........................       10.4%           9.9%         10.1%
                                               ======          =====         =====

Net income (loss) ........................        4.3%           1.8%         (2.5)%
                                               ======          =====         =====

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

      Net Sales. Our net sales increased 3.7%, or $10.9 million, from $296.8 million in 2004 to $307.7 million in 2005. Sales in our Professional Audio and Advanced Communication Technologies segments both increased in 2005. We experienced higher sales in all of our geographic marketplaces in the Professional Audio segment with the most substantial increase achieved in Asia. Sales in the Advance Communication Technologies segment increased in the Americas and Europe and remained flat in Asia.

      Net sales in our Professional Audio segment increased $4.6 million, or 1.9%, from $240.5 million in 2004 to $245.1 million in 2005. The increase is attributable primarily to higher sales of speakers, which was partially offset by a decline in sales of large format consoles as customers were migrating to digital offerings and lower sales of digital matrix intercoms. We are launching our digital console product offering in early 2006.

      Net sales in our Advanced Communication Technologies segment increased $6.3 million, or 11.2%, from $56.3 million in 2004 to $62.6 million in 2005. The sales increase for 2005 compared to 2004 is primarily from increased landmobile and antenna products.

      Gross Profit. Our gross profit increased $1.7 million, or 1.2%, from $133.6 million in 2004 to $135.3 million in 2005. As a percentage of sales the gross margin rate of 44.0%, for 2005, decreased from 45.0% for 2004. The decrease in the gross margin rate for 2005 compared to 2004 is attributable mainly to a decrease in sales of higher margin intercom and console products and lower speaker margins resulting from manufacturing inefficiencies.

      The gross margin rate for our Professional Audio segment decreased from 45.1% for 2004 to 43.6% for 2005. The decrease in the gross margin rate for 2005 compared to 2004 is attributable to lower speaker margins resulting from manufacturing inefficiencies experienced in 2005 and decreased sales of high-margin intercom and console products as a percentage of Professional Audio sales. Net sales for these product areas decreased 4.6% in 2005 compared to 2004. These product areas represent approximately 34% of Professional Audio net sales.

      The gross margin rate for our Advanced Communication Technologies segment increased from 44.7% in 2004 to 45.3% for 2005. The increase in the gross margin rate for 2005 over the 2004 period is attributable primarily to increased sales and increased margins in our landmobile product offerings. This product area represents approximately 19% of the Advanced Communication Technologies segment net sales and net sales increased 60% in 2005 as compared to 2004.

      Engineering. Our engineering expenses increased $2.0 million, or 12.8%, from $15.4 million in 2004 to $17.4 million in 2005. We continue to invest in new product development across both of our business segments with more focus in our professional audio segment in 2005. We invested in our engineering staff in 2005, hiring 15 additional engineers to help us increase new product offerings.

     Selling, General and Administrative. Selling, general and administrative expenses increased $3.4 million, or 4.2%, from $80.9 million in 2004 to $84.3 million in 2005. Our 2005 expense increase over 2004 is primarily due to higher selling and marketing expenses associated with the increased sales levels we have experienced. We invested in additional sales and marketing personnel in 2005, similar to 2004, to penetrate new markets and to introduce certain product offerings into new geographic regions.

     Restructuring Charges. During 2005, Telex recorded pretax restructuring charges of $1.8 million attributable to restructuring of manufacturing operations in the United States. The restructuring will result in a loss of approximately 165 employees from the Blue Earth, Minnesota manufacturing facility. The restructuring charges are anticipated to total $2.5 million and include expected cash expenditures of $1.7 million, to be completed by the end of the fourth quarter of 2006, primarily for severance costs, with the remaining $0.8 million of the restructuring charges representing non-cash charges associated with the write-down of fixed assets.

     Goodwill and Asset Impairment Charges. In 2005 we performed our annual goodwill impairment evaluation and determined no impairment was present. In 2004 we recorded a goodwill impairment charge of $7.6 million associated with our Germany electronics operating unit within the Professional Audio segment, in accordance with SFAS 142. No goodwill impairment was indicated for other operating units in 2004.

     In 2004, we also recorded an asset impairment charge of $0.3 million, in accordance with SFAS No. 144. The charge was associated with an idle manufacturing facility in the U.S.

     Interest Expense. Interest expense consists of (in thousands):

                                                         Year ended
                                                      December 31, 2005
                                                  --------------------------
                                                   Telex        Intermediate
                                                  --------------------------
Cash interest
      11.5 % Senior Secured Notes                 $14,375         $ 14,375
      13.0% Senior Subordinated Discount Notes          -              880
      Other                                           536              536
                                                  ------------------------
      Total cash interest                          14,911           15,791
Non-cash interest:
      Amortization of deferred financing costs      1,369            1,569
      Amortization of debt issuance discount           80           11,403
                                                  ------------------------
      Total non-cash interest                       1,449           12,972
                                                  ------------------------
Total interest expense                            $16,360         $ 28,763
                                                  ------------------------

                                                         Year ended
                                                      December 31, 2004
                                                  --------------------------
                                                   Telex        Intermediate
                                                  --------------------------
Cash interest
      11.5 % Senior Secured Notes                 $ 14,375        $ 14,375
      13.0% Senior Subordinated Discount Notes           -             783
      Other                                            798             798
                                                  ------------------------
      Total cash interest                           15,173          15,956
Non-cash interest:
      Amortization of deferred financing costs       1,337           1,526
      Amortization of debt issuance discount            95           9,864
                                                  ------------------------
      Total non-cash interest                        1,432          11,390
                                                  ------------------------
Total interest expense                            $ 16,605        $ 27,346
                                                  ------------------------
(Decrease) increase in interest expense           $   (245)       $  1,417
                                                  ========================


     Interest expense for Telex decreased from $16.6 million in 2004 to $16.4 million in 2005. Interest expense decreased primarily because of the decrease in overall outstanding debt, including short-term borrowings under existing credit facilities. Components of 2005 interest expense include $14.4 million associated with the $125 million of 11-1/2% Senior Secured Notes issued in 2003, $1.4 million of amortization of deferred financing costs and $0.6 million of other interest expense.

     Intermediate Incremental Interest Expense. Incremental interest expense for Intermediate was $12.4 million in 2005 and includes $11.3 million of pay-in-kind interest associated with our 13% Senior Subordinated Discount Notes, $0.9 million of cash paid interest on the 13% Senior Subordinated Discount Notes, and $0.2 million of amortization of deferred financing costs. Holders of the 13% Senior Subordinated Discount Notes receive cash interest payments of 1% per annum, paid semi-annually, on the accreted value of the notes, which accrete at a rate of 12% per annum. A significant portion of Intermediate interest expense for 2005 and 2004 was non-cash. Non-cash interest expense in 2005 was $11.3 million compared to $9.8 million in 2004.

     Other Income. Other income decreased from $1.1 million in 2004 to $0.9 million in 2005. The significant components of other income in 2005 were $0.4 million of interest income received from the Internal Revenue Service ("IRS") on a Research and Development tax credit for taxable years 1990 through 1995 and adjustment of previously recognized interest on amounts owed to the IRS and a $0.4 million gain on foreign exchange. The significant components of other income in 2004 were a $0.4 million gain on foreign exchange, a $0.3 million gain on the sale of our Australian subsidiary and $0.4 million from amortization of deferred revenue for a patent license fee, trademark license fee and non-compete agreement associated with the sale of our hearing instrument product lines in 2002.

     Income Taxes. Intermediate and Telex file a consolidated U.S. federal income tax return with Old Telex. The tax provision recorded by Telex is calculated on a separate company basis required under a tax sharing agreement with Old Telex. Income taxes were $3.2 million in 2005 and our effective tax rate, excluding the benefit associated with the removal of the deferred tax asset valuation allowance and tax effecting non-U.S. unremitted earnings that management has determined will not be reinvested indefinitely, was 42.3%. Income taxes were $8.5 million in 2004 and the effective tax rate for 2004, excluding the non-deductible goodwill and asset impairment charges, was 39.1%. The effective tax rate increase, excluding one-time items, reflects an increase in our U.S. and foreign subsidiary taxable income. Telex has established a net deferred tax asset valuation allowance of $0.8 million due to the uncertainty of the realization of future tax benefits. This amount relates entirely to foreign deferred tax assets resulting from net operating carryforwards because of the uncertainty regarding their realization. Management has considered this factor in reaching our conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

     Telex reduced the deferred tax valuation allowance by $7.2 million in 2005 as we have generated positive taxable income in the U.S. and have determined the deferred tax assets are realizable. Telex also expects to continue to generate future taxable income in the U.S.in future years.

     Intermediate, which includes Telex and its consolidated subsidiaries, has significant U.S. deferred tax assets resulting from deductible temporary differences, which consists mainly of interest expense of its Senior Subordinated Discount Notes. Unlike Telex, Intermediate has a history of losses in the U.S., which weighs heavily in determining the need for a valuation allowance. Given Intermediate's history of losses and expected continuation of the losses, we have established a valuation allowance for all of Intermediate's U.S. net deferred tax assets as of December 31, 2005. Intermediate will reduce the valuation when and if Intermediate determines that the deferred tax assets are more likely than not to be realized.

     As of December 31, 2005, the Company had foreign net operating loss carryforwards of $0.8 million, which expire between 2006 and 2013. As a result of the November 2003 debt restructuring, the U.S. net operating loss carryforward generated through November 2003 was retained by Old Telex. Telex has a payable to Old Telex of $6.2 million and $3.3 million as of December 31, 2005 and 2004, respectively, associated with Telex utilizing the net operating loss of Old Telex.

As of December 31, 2004, the Company had a reserve of $3.7 million included in income taxes payable related to a settlement with the Internal Revenue Service
(IRS) for the expected tax liability, penalties and accrued interest (as of the settlement date) related to a dispute for taxable years 1990 through 1995. The Company agreed with the IRS on the final amount of the tax liability to be paid and had been making monthly payments. In March 2005, the Company received a research and development credit, plus interest, of $0.6 million for taxable years 1990 through 1995. This amount was applied to the outstanding $3.7 million payable. In August 2005, the Company paid off the outstanding balance.

     With the exception of Japan, accumulated and current unremitted earnings of the Company's foreign subsidiaries are deemed to be reinvested in each country and are not expected to be remitted. As such, no U.S. taxes have been provided for such foreign earnings.

     During 2005, we repatriated $2.8 million of earnings from our Japanese subsidiary. We were unable to utilize any foreign tax credits generated in connection with this distribution. We also recorded a deferred income tax liability of $2.6 million related to approximately $7.5 million of unremitted Japanese earnings that are no longer considered permanently reinvested.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO TWELVE-MONTH PERIOD ENDED DECEMBER 31, 2003

     Net Sales. Our net sales increased 10.5%, or $28.3 million, from $268.5 million in 2003 to $296.8 million in 2004. Approximately $10.4 million, or 36.7% of the 2004 increase resulted from stronger foreign currencies compared to the U.S. dollar. Sales in our Professional Audio segment increased in 2004 while sales in our Advanced Communication Technologies segment declined slightly. We experienced higher sales in all of our geographic marketplaces as the professional audio marketplace experienced increased customer purchasing activity and new products we introduced in 2004 were well received. Sales in the Advanced Communication Technologies segment declined principally due to lower sales of our cassette duplication products in the audio duplication marketplace.

     Net sales in our Professional Audio segment increased $31.5 million, or 15.1%, from $209.0 million in 2003 to $240.5 million in 2004. The increase is attributable primarily to new product sales and higher sales of consoles, intercoms and speakers as customers continued to make upgrades to their equipment.

     Net sales in our Advanced Communication Technologies segment decreased $3.2 million, or 5.7%, from $59.5 million in 2003 to $56.3 million in 2004. The decrease for 2004 compared to 2003 is primarily from lower duplication product sales that were offset somewhat by higher sales of products to the aviation and transportation marketplaces and to governmental agencies as they were upgrading their communications equipment.

     Gross Profit. Our gross profit increased $20.9 million, or 18.5%, from $112.7 million in 2003 to $133.6 million in 2004. As a percentage of sales, the gross margin rate was 45.0% for 2004, an increase from 42.0% for 2003. Included in the 2003 period are impairment charges of $1.4 million for inventories and fixed assets associated with the discontinuance of our computer audio product line. Excluding these charges, gross margin as a percentage of net sales for 2003 would have been 42.5%. The increase in the gross margin rate for 2004 over 2003, excluding the charges, is attributable mainly to increased sales of higher margin products in our landmobile, military/aviation and console product lines, strengthening of our intercom products and improved manufacturing efficiencies at our United Kingdom facility.

     The gross margin rate for our Professional Audio segment increased from 43.2% for 2003 to 45.1% for 2004. The increase in the gross margin rate for 2004 over 2003, excluding the impairment charges, is attributable primarily to the continued sale of high-margin products in our intercom offerings and the launch of new console products. Net sales for these product areas grew 34.1% in 2004 as compared to 2003. These product areas represent approximately 36% of Professional Audio segment sales. We also achieved increased manufacturing efficiencies at our United Kingdom facility, where gross profit margin improved more than 8 percentage points.

     The gross margin rate for our Advanced Communication Technologies segment increased from 37.6% in 2003 to 44.7% for 2004. The gross margin rate for 2003, excluding impairment charges discussed previously, was 40.0%. The increase in the gross margin rate for 2004 is attributable primarily to increased sales of higher-margin landmobile and military/aviation products. These product areas saw a net sales increase of 14.8% and represent approximately 42% of the Advance Communication Technologies segment net sales.

     Engineering. Our engineering expenses increased $1.2 million, or 8.5%, from $14.2 million in 2003 to $15.4 million in 2004. We continue to invest in new product development across all of our business segments and in 2004 focused more effort in our Professional Audio segment.

     Selling, General and Administrative. Selling, general and administrative expenses increased $7.0 million, or 9.5%, from $73.9 million in 2003 to $80.9 million in 2004. The 2004 increase is primarily due to higher selling and marketing expenses associated with the increased sales levels we have experienced. We invested in additional sales and marketing personnel in 2004 to penetrate new markets and to introduce certain product offerings into new geographic regions. In addition, some of the increase resulted from converting stronger foreign currencies to U.S. dollars.

     Goodwill and Asset Impairment Charges. In 2004, we recorded a goodwill impairment charge of $7.6 million associated with our Germany electronics operating unit within the Professional Audio segment, in accordance with SFAS 142, as part of our annual impairment evaluation. This impairment charge, which is non-deductible for income tax purposes, adjusted the carrying value of the operating unit's goodwill to its implied fair value. In 2004, the operating unit experienced a decline in operating performance compared to prior years and budgeted 2004 results. Additionally, we had forecasted similar operating results for 2005. No goodwill impairment was indicated for other operating units.

     We also recorded an asset impairment charge of $0.3 million associated with an idle manufacturing facility in the U.S. that we have been actively marketing. In the fourth quarter of 2004, we updated our evaluation of the recoverability of the asset and recorded an impairment charge in accordance with SFAS No. 144. The charge represents the amount by which the carrying value exceeded fair value, less cost to sell.

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

     Interest Expense. Interest expense for Telex decreased from $28.3 million in 2003 to $16.6 million in 2004. Interest expense decreased primarily because of the November 2003 debt restructuring that resulted in Telex having lower outstanding indebtedness compared to Old Telex. Components of 2004 interest expense included $14.4 million associated with our 11-1/2% Senior Secured Notes issued in 2003, $1.4 million of amortization of deferred financing costs and $0.8 million of foreign interest expense.

     Intermediate Incremental Interest Expense. Incremental interest expense for Intermediate was $10.7 million in 2004 and included $9.8 million of pay-in-kind interest associated with our 13% Senior Subordinated Discount Notes, $0.8 million of cash paid interest on the 13% Senior Subordinated Discount Notes, and $0.1 million of amortization of deferred financing costs. Holders of the 13% Senior Subordinated Discount Notes receive cash interest payments of 1% per annum, paid semi-annually, on the accreted value of the notes, which accrete at a rate of 12% per annum. A significant portion of Intermediate interest expense for 2004 and 2003 was non-cash although this declined substantially in 2004. Non-cash interest expense in 2004 was $9.8 million compared to $20.1 million in 2003.

     Other Income. Other income increased from $0.6 million in 2003 to $1.1 million in 2004. The significant components of 2004 other income were a $0.4 million gain on foreign exchange, a $0.3 million gain on the sale of our Australian subsidiary and $0.4 million from amortization of deferred revenue for a patent license fee, trademark license fee and non-compete agreement associated with the sale of our hearing instrument product lines in 2002. The amortization of the patent fee deferred revenue continued in 2005. The significant components of 2003 other income were a gain of $0.3 million from the sale of production assets related to the shutdown of certain manufacturing facilities and $0.4 million of amortization of deferred revenue for a patent license fee, trademark license fee, and non-compete agreement associated with the 2002 sale of our hearing instrument product lines.

     Loss on Early Extinguishment of Debt. We recorded a $1.2 million loss in 2003 resulting from early extinguishment of debt. We completed a debt restructuring in November 2003 pursuant to which Telex issued $125.0 million of 11 1/2% Senior Secured Notes, with the proceeds used to repay existing debt of Old Telex. The loss results primarily from the write-off of deferred financing costs and discounts associated with the repaid debt instruments.

     Income Taxes. Intermediate and Telex file a consolidated U.S. tax return with Old Telex. The tax provision recorded by Telex is calculated on a separate company basis under a tax sharing agreement with Old Telex. Income taxes were $8.5 million in 2004, and our effective tax rate, excluding the non-deductible goodwill and asset impairment charges, was 39.1%. Income taxes include a $0.4 million expense recognized for additional income taxes for our German subsidiary related to an audit of the 2002 tax year. Income taxes were $4.8 million in 2003. The tax provision recorded relates only to the countries in which we are profitable. The income tax expense increase in 2004 compared to 2003 is associated with an increase in both our U.S and foreign subsidiary taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     The following discussion about liquidity and capital resources pertains to Telex and its consolidated subsidiaries.

     Our cash and cash equivalents balance of $13.2 million at December 31, 2005 was lower than our balance of $15.0 million at December 31, 2004. Our cash provided from operations of $17.0 million was offset principally by $11.8 million of cash used for capital expenditures, $3.9 million of cash used for the acquisition of a business and various intangible assets and $2.4 million of net cash used in financing activities. For the year ended December 31, 2004, our cash and cash equivalents increased from $6.7 million at December 31, 2003 to $15.0 million at December 31, 2004. In 2004, our cash provided from operations of $13.7 million and the $2.3 million generated from the sale of our Australian subsidiary were offset principally by $7.7 million of cash used for capital expenditures and $0.6 million cash used in financing activities.

     Operating Activities. Our net cash provided by operating activities was $17.0 million for 2005 compared to $13.7 million for 2004. In 2005, net cash provided by operating activities was comprised of net income of $13.1 million adjusted for non-cash items of $5.7 million and net cash consumed by changes in operating assets and liabilities of $3.5 million. Included in non-cash items were $9.4 million of charges that reduced our net income, consisting mainly of restructuring charges, depreciation and amortization, and amortization of deferred financing costs. Offsetting the non-cash charges was a $3.7 million tax benefit from adjustment of our deferred tax assets. Changes in net cash used in operating assets and liabilities were mainly due to increases in accounts receivable and other current assets and a reduction of income taxes payable, offset by an increase in accounts payable and accrued liabilities and other long-term assets and long-term liabilities.

     Our accounts receivable of $51.0 million as of December 31, 2005 increased $0.8 million from $50.2 million at December 31, 2004. Excluding the impact of foreign currency exchange rate movements, our accounts receivable balance increased $3.5 million from December 31, 2004. Sales increased $3.0 million during November and December 2005 compared to November and December 2004, which contributed to the higher December 31, 2005 accounts receivable balance.

     Our inventories of $51.7 million as of December 31, 2005 decreased $0.9 million from $52.6 million at December 31, 2004. Excluding the impact of foreign currency exchange rate movements and the acquisition of our China facility, there was no change in our inventories compared to December 31, 2004 levels.

     Investing Activities. Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machinery and tooling, update certain manufacturing processes, update information systems and improve efficiency. Our net cash used in investing activities was $15.5 million for 2005 compared to $5.2 million for 2004. Cash was used during each period primarily for capital expenditures, which amounted to $11.8 million and $7.7 million in 2005 and 2004, respectively. Capital expenditures in 2005 of $5.3 million related primarily to information technology investments. We are improving our global infrastructure and our U.S. based operating system has been expanded to most of our foreign locations. In December 2005, we also completed a $3.2 million purchase of inventory and fixed assets from a supplier based in Hong Kong, with manufacturing operations in China. Contingency payments of $1.2 million each are payable to the supplier in May 2007 and May 2008 upon the achievement of certain future operating objectives. Capital expenditures in 2004 were largely for information technology investments. This spending was partially offset by the receipt of $2.3 million in proceeds from the sale of our Australian subsidiary. We anticipate that our capital expenditures for 2006 will be in the range of $10.0 million to $12.0 million.

     Financing Activities. Net cash used in financing activities was $2.4 million and $0.6 million for 2005 and 2004, respectively. During the 2005 period we repaid $0.5 million of long-term debt and $1.0 million on our foreign working capital lines. During the 2004 period we repaid $0.4 million of long-term debt and borrowed $1.0 million on our foreign working capital lines. In 2004 we incurred deferred financing costs of $0.3 million. Deferred financing costs in 2004 were necessary to fulfill requirements associated with our November 2003 debt restructuring. In each of 2005 and 2004 dividends of $0.9 million were paid to Intermediate to enable Intermediate to make its 1% per annum, semi-annual interest payments, on its 13% Senior Subordinated Discount Notes.

     Indebtedness. Our consolidated indebtedness was $126.1 million at December 31, 2005. The debt consists of $125.0 million of 11 1/2% Senior Secured Notes ("Senior Secured Notes") due October 2008 and $1.1 million of other debt in the U.S. and Germany. In conjunction with our 2003 debt restructuring we established a $15.0 million senior secured credit facility, subject to certain borrowing base limitations. The credit facility is secured by substantially all of our and our domestic subsidiary's current and future assets, and a pledge of 65% of the voting stock and 100% of the non-voting stock of our first-tier foreign subsidiaries. The credit facility includes certain financial covenants. The credit facility was undrawn at December 31, 2005 and 2004. In addition, we have foreign working capital lines (with on demand repayment provisions), subject to certain limitations, of $9.4 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

     At December 31, 2005, we had no borrowings outstanding under our foreign working capital lines. The net availability, after deduction for open letters of credit and borrowing base limitations, under the credit facility and foreign working capital lines was $21.9 million.

     Pension Costs. We recorded a pension expense of approximately $0.2 million in 2005 as the annual interest cost on the accumulated benefit obligations was greater than the expected return on plan assets. Pension expense is estimated to be $0.5 million in 2006. During 2005 we made employer contributions to the pension plan of approximately $12,000. We expect to make contributions of approximately $1.6 million for the 2005 and 2006 plan years in 2006.

     Future Cash Needs. Our primary future cash needs will be to fund working capital, capital expenditures and debt service obligations. Additionally, the ability of our direct parent, Intermediate, to make semiannual interest payments on its notes and of our indirect parent, Old Telex, to pay its notes when they mature in 2006 is dependent on our ability to generate sufficient cash flow to fulfill these obligations. We believe that our existing cash and cash flows from operations will be sufficient to meet our future cash needs. If we do not generate sufficient cash from operations to meet our cash needs, we may need to incur additional debt through borrowing under our senior secured credit facility or otherwise. Our ability to fund working capital, capital expenditures and debt service will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. Our senior secured credit facility and the indenture governing our notes impose, and any future indebtedness may impose, various restrictions and covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     Contractual obligations for Telex and Intermediate consist of the following at December 31, 2005 (in thousands):

                                                                           PAYMENT DUE BY PERIOD
                                                      --------------------------------------------------------------
                                                                  LESS THAN                               MORE THAN
                                                        TOTAL      1 YEAR      1-3 YEARS    3-5 YEARS      5 YEARS
                                                      --------    ---------    ---------    ----------    ----------
Long-term debt - Telex .............................  $126,099    $     458    $ 125,641    $       --    $       --
Interest payments on long-term debt - Telex ........    43,125       14,375       28,750            --            --
Capital lease obligations ..........................        --
Operating lease obligations ........................    10,796        3,118        4,177         2,395         1,106
Purchase obligations ...............................        --
Other long-term liabilities ........................    13,855          323        3,932         3,202         6,398
                                                      --------    ---------    ---------    ----------    ----------
      Total Telex obligations ......................   193,875       18,274      162,500         5,597         7,504

Long-term debt - Intermediate ......................   129,116           --           --       129,116            --
Interest payments on long-term debt - Intermediate..     3,299          974        2,325            --            --
                                                      --------    ---------    ---------    ----------    ----------
      Total Intermediate obligations ...............  $326,290    $  19,248    $ 164,825      $134,713      $  7,504
                                                      ========    =========    =========    ==========    ==========

     Other long-term liabilities are substantially represented by payments required under a tax sharing agreement that Telex and Intermediate have with Old Telex (Intermediate's parent) and future obligations of the U.S. and Japanese pension plans. Excluded from the schedule of contractual obligations are 2006 expected contributions to our U.S. and Japanese pension plans of $1.6 million. Also excluded are benefit payments to be made under Telex's defined benefit pension plans. (See estimated benefit payments for the next ten fiscal years in Note 10 "Pension and Postretirement Benefits" in Notes to Consolidated Financial Statements).

     Old Telex will retire its notes, totaling $3.0 million, in November 2006. Old Telex will receive a dividend from Telex to pay the obligation.

OFF-BALANCE SHEET ARRANGEMENTS

     As of December 31, 2005 the lease of our headquarters facility is a significant off-balance sheet arrangement. In 2000, Telex relocated its corporate headquarters to a facility leased from DRF 12000 Portland LLC (the
LLC), an entity in which Telex has a 50% interest. Telex contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. Telex's allocable share of the LLC income is included as a component of other income in the accompanying consolidated statements of operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At December 31, 2005, the remaining balance on the mortgage was $6.5 million.

     The annual lease payments to the LLC are $1.1 million for years 1 to 5 and $1.2 million for years 6 to 10. We began lease year 6 in May 2005. Telex may renew the lease at the end of the initial lease for three renewal terms of five years each. The lease has been classified as an operating lease and the lease obligations are recorded as rent expense.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This was an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses the consolidation of variable interest entities by businesses. We used the guidelines in FIN 46 (primarily the guidelines in paragraph 5a, b and c) to analyze Telex's relationship with the LLC and concluded that the LLC is not a variable interest entity to Telex and, therefore, the current method of consolidation remains appropriate.

The LLC results of operations and Telex's equity in earnings of the LLC were (in thousands):

                                                                                        SUCCESSOR             PREDECESSOR
                                                                                --------------------------    -----------
                                                                                 2005      2004      2003        2003
                                                                                ------    ------    ------      -------
Gross revenue ..............................................................    $1,776    $1,736    $  144      $ 1,584
Costs and expenses .........................................................     1,439     1,464       123        1,358
                                                                                ------    ------    ------      -------
Net income .................................................................    $  337    $  272    $   21      $   226
                                                                                ======    ======    ======      =======
Equity share in earnings of the LLC ........................................    $  168    $  136    $   10      $   113
                                                                                ======    ======    ======      =======

     Condensed balance sheet information for the LLC as of December 31 was (in thousands):

                           2005      2004
                          ------    ------
Current assets            $  221    $   69
Noncurrent assets          8,834     9,137
Current liabilities          372       357
Noncurrent liabilities     7,299     7,359

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

EXCHANGE RATE SENSITIVITY ANALYSIS

     We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our exposure to changes in exchange rates. During 2005, we principally hedged transactions involving certain intercompany balances related primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in our statement of operations.

     At December 31, 2005, we had outstanding foreign forward exchange contracts with a notional amount of $14.8 million with a weighted average maturity of 56 days.

     At December 31, 2005, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $1.5 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

     For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value of the debt but do impact our earnings and cash flows, assuming other factors are held constant.

     At December 31, 2005, Telex had fixed rate debt of $125.4 million and an interest-free loan of $0.7 million. Holding all other variables constant, such as foreign exchange rates and debt levels, a one-percentage point decrease in interest rates would increase the unrealized fair market value of these debts by approximately $3.0 million. Intermediate had fixed rate debt of $82.3 million and a one-percentage point decrease in interest rates would increase the unrealized fair market value of this debt by approximately $2.3 million.

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

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Telex's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of December 31, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded (i) that our disclosure controls and procedures were effective as of the end of the period to ensure that the information that we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (ii) that the information that is required to be reported is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of implementing its U.S. based information technology application globally to our foreign locations. Our England and China subsidiaries went live on the system in the first quarter of 2005. Our Hong Kong and Japan subsidiaries went live on the system in the third quarter of 2005. Management does not currently believe that these implementations will adversely affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

     INFORMATION REQUIRED BY ITEMS 10-14 WITH RESPECT TO TELEX HAS BEEN OMITTED PURSUANT TO GENERAL INSTRUCTION I OF FORM 10-K. INFORMATION REQUIRED BY ITEMS 10-14 WITH RESPECT TO INTERMEDIATE IS DESCRIBED BELOW.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of individuals who are serving as directors and executive officers of Intermediate as of March 15, 2006. With the exception of Mr. Berneke, all officers and directors hold identical positions in Telex Communications Holdings, Inc. and Telex. Each such person was elected or appointed to the identical offices and/or directorships with respect to both Intermediate and Telex in November 2003 upon the consummation of the debt restructuring. Intermediate is managed by a Board of Managers. References below to "Director" also refer to the substantially similar position of "Manager" at Intermediate.

NAME                                         AGE                          POSITION
----------------------------------------     ----     ----------------------------------------------------
Raymond V. Malpocher....................      60      Chief Executive Officer and President, Director
Gregory W. Richter......................      44      Vice President and Chief Financial Officer
Mathias von Heydekampf..................      43      President, Worldwide Professional Audio
Thomas J. Kulikowski....................      48      President, Advanced Communication Technologies
                                                      (formerly known as Audio and Wireless Technology)
Ralph K. Strader........................      52      President, Critical Communication Systems (formerly
                                                      known as Intercom Systems)
Kathleen A. Curran......................      54      Vice President, Human Resources
Kristine L. Bruer.......................      55      Vice President and General Counsel
Leigh P. Hart...........................      45      Vice President, Finance
Terrence E. Martin......................      49      Vice President, North American Operations
Lutz Berneke............................      43      Executive Director, Germany Operations and Pro Audio
                                                      Europe, Africa and Middle East
Brian P. Friedman.......................      50      Chairman of the Board, Director
Keith W. Abell..........................      48      Director
Patrick J. Halloran.....................      46      Director
Stuart B. Katz..........................      51      Director
Edgar S. Woolard, Jr....................      71      Director

     Raymond V. Malpocher. Mr. Malpocher was appointed Chief Executive Officer and President in April 2003. Prior thereto, Mr. Malpocher was at Teleflex Incorporated from 1999 until 2002, where he served as head of its Marine/Industrial Division with the title of Group President.

     Gregory W. Richter. Mr. Richter joined us in September 1998 as Vice President and Treasurer. He became Vice President International - ROW (Rest of World) in November 2000. While retaining these responsibilities, he was promoted to Chief Financial Officer and Secretary in February 2002. Effective October 2003, his duties for International -- ROW were redistributed to other employees.

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

     Thomas J. Kulikowski. Mr. Kulikowski joined Telex in July 2003 as President, Advanced Communication Technologies. Prior to joining us, he had served as Vice President of Marketing for the Marine/Industrial Division of Teleflex Incorporated since 2000.

     Ralph K. Strader. Mr. Strader joined us in December 1993 as Engineering Manager, Intercom Products Group. Mr. Strader has held various product management positions and was promoted in October 2000 to the position of Vice President, Intercom Products. In January 2005 Mr. Strader was promoted to his current position of President, Critical Communication Systems.

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

     Lutz Berneke. Mr. Berneke joined us in April 2005 as Executive Director, Germany and Pro Audio Europe, Africa and Middle East. Prior to joining us, he had served as Managing Director of Siempelkamp Maschinen-und Anlagenbau GmbH & Co. KG since 2002 and held various management positions with GEA AG from 1995 to 2002.

     Brian P. Friedman. Mr. Friedman became a director in November 2001 and was appointed Chairman of our Board of Directors in November 2003. He has been a Managing Member of Jefferies Capital Partners since 1997. Jefferies Capital Partners is the manager of several investment funds that, together, own a significant portion of Old Telex's common stock. Mr. Friedman is also the Chairman of the Executive Committee of Jefferies & Company, Inc. He is serving on the Board of Directors at the request of Jefferies Capital Partners. Mr. Friedman also serves as a member of the board of directors of Jefferies Group, Inc., Pacific Basin, Real Mex Restaurants, Inc. and K-Sea Transportation Partners L.P.

     Keith W. Abell. Mr. Abell became a director in December 1997. Mr. Abell is the Vice Chairman and Co-founder of GSCP (NJ), Inc., the general partner of GSCP
(NJ), L.P. ("GSC"), which he joined at its inception in 1994. GSC manages several entities that, together, own a significant portion of Old Telex's common stock. Mr. Abell is serving on the Board of Directors at the request of GSC.

     Patrick J. Halloran. Mr. Halloran became a director in November 2001. He became the Co-founder and Managing Member of Wayzata Investment Partners LLC in May 2004. Wayzata Investment Partners LLC is the manager of several investment funds that own Old Telex's common stock. Prior thereto, he was a Vice President and a member of the Board of Directors of CSFC Wayland Investment Advisers, Inc. and has had been a portfolio manager since 1990. Mr. Halloran is serving on the Board of Directors at the request of Jefferies Capital Partners.

     Stuart B. Katz. Mr. Katz became a director in July 2002. He has been a Managing Director at Jefferies Capital Partners since 2001. Prior to that he had been employed as an investment banker by Furman Selz Incorporated and its successors since 1985. Jefferies Capital Partners is the manager of several investment funds, that, together, own a significant portion of Old Telex's common stock. Mr. Katz is serving on the Board of Directors at the request of Jefferies Capital Partners. Mr. Katz also serves as a member of the board of directors of Ascent Energy Inc., SkyNetix LLC, SouthView Energy LLC, and W&T Offshore, Inc.

     Edgar S. Woolard, Jr. Mr. Woolard became a director in January 1998 and served as Chairman of our Board of Directors from March 2000 through November 2003. Mr. Woolard is the former Chairman of the Board of Directors of DuPont. He joined DuPont in 1957 and held a variety of engineering, manufacturing, and management positions before being elected President and Chief Operating Officer in 1987 and Chairman and Chief Executive Officer in 1989. He retired from DuPont in 1995. He also serves as a member of the Board of Directors of the New York Stock Exchange. Mr. Woolard is serving on the Board of Directors at the request of GSC.

CODE OF BUSINESS CONDUCT AND ETHICS

     We have a Code of Business Conduct and Ethics that applies to our directors, officers and employees. A copy of the Code was filed as an exhibit to our 2004 Annual Report on Form 10-K and is available free of charge upon written request to the Corporate Secretary, Telex Communications, Inc., 12000 Portland Avenue South, Burnsville, MN 55337.

AUDIT COMMITTEE FINANCIAL EXPERT

     The Board of Directors of the Company does not maintain a separate audit committee. Mr. Stuart B. Katz is an audit committee financial expert as defined by the SEC rules and Mr. Katz is "independent," as the term is used in Item 401(h)(2) of Regulation S-K under the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     All of our directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at Board meetings and other business requiring their presence on our behalf.

EXECUTIVE COMPENSATION

     The following table sets forth information with respect to all compensation paid for services rendered in all capacities during the last three fiscal years by our Chief Executive Officer and the four most highly compensated executive officers whose cash compensation exceeded $100,000 for the year ended December 31, 2005 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                       ANNUAL COMPENSATION
                                                                      ----------------------
                                                              FISCAL                             OTHER ANNUAL        ALL OTHER
NAME AND PRINCIPAL POSITION                                    YEAR   SALARY ($)   BONUS ($)   COMPENSATION ($)   COMPENSATION ($)
------------------------------------------------------------   ----   ----------  ----------   ----------------   ----------------
Raymond V. Malpocher .......................................   2005    $401,366    $     --     $       --           $    6,300(1)
Chief Executive Officer and President (2)                      2004     366,345     320,458             --               66,091
                                                               2003     230,560     100,000             --               24,756

Mathias von Heydekampf .....................................   2005     278,702          --             --                   --
President, Worldwide Professional Audio                        2004     269,653     166,126          1,620                   --
                                                               2003     268,708      94,500             --              128,046

Gregory W. Richter .........................................   2005     226,494          --             --                6,300(1)
Vice President and Chief Financial Officer                     2004     215,060      90,402          1,620                6,500
                                                               2003     202,345      50,673             --                5,719

Thomas J. Kulikowski .......................................   2005     201,128          --             --               63,092(3)
President, Advanced Communication Technologies                 2004     185,417      71,192          1,620               27,457
                                                               2003      75,933      36,869             --               24,300

Lutz Berneke ...............................................   2005     178,237      51,800             --                   --
Executive Director, Germany Operations and Pro Audio Europe,
Africa and Middle East (4)


----------

(1) Except as otherwise noted, represents Company matching contribution to the 401(k) plan.

(2) Mr. Malpocher was appointed as the Company's Chief Executive Officer in April 2003. For a description of Mr. Malpocher's annual compensation, see "- Employment Agreements" below.

(3) Includes 401(k) matching contribution of $6,300 and relocation expenses of $56,792.

(4) Mr. Berneke started his employment with our German subsidiary in April 2005. Mr. Berneke received a guaranteed bonus as a condition of his employment. For a description of Mr. Berneke's annual compensation, see " - Employment Agreements" below.

OPTION GRANTS IN FISCAL 2005

No options were granted to the Named Executive Officers in 2005.

AGGREGATED STOCK OPTION EXERCISES IN FISCAL 2005 AND OPTION VALUE AT DECEMBER 31, 2005

The following table provides information with respect to our Chief Executive Officer concerning stock options to acquire Common Stock of Old Telex. No other Named Executive Officer exercised or held stock options in 2005. No stock appreciation rights have been granted under any plan.

                                NUMBER OF                            NUMBER OF SECURITIES               VALUE OF
                                 SHARES              VALUE            UNDERLYING OPTIONS          IN-THE-MONEY OPTIONS
                               ACQUIRED ON          REALIZED             EXERCISABLE/                 EXERCISABLE/
NAME                            EXERCISE              ($)               UNEXERCISABLE              UNEXERCISABLE($)(a)
----------------------         -----------          --------         --------------------         --------------------
Raymond V. Malpocher                -                  -                  100,000/0                       $0/$0

(a) There is no established public market for shares of Old Telex common stock. Based on customary corporate valuation techniques, including an analysis of the discounted value of Old Telex's potential earnings and cash flow and the valuation of comparable companies, the value of a share of Old Telex common stock was estimated to be less than the exercise price of the option ($15.00) as of December 31, 2005.

2004 STOCK OPTION PLAN

     On October 29, 2004, Old Telex's Board of Directors adopted the 2004 Stock Option Plan of Telex Communications Holdings, Inc. Under Old Telex's 2004 Option Plan, Old Telex may grant options to purchase its common stock to (i) directors of Old Telex or a subsidiary thereof, (ii) employees of Old Telex or a subsidiary thereof, and (iii) consultants and independent contractors used by Old Telex or a subsidiary thereof. Old Telex may issue options to purchase up to an aggregate of 140,000 shares of its common stock under the plan. Options under Old Telex's 2004 Option Plan vest at the rate of 20% on and after each of the first five anniversaries of the date of grant, provided that the optionholder is still in the employ or service of Old Telex or a subsidiary thereof on the applicable vesting date. Subject to certain exceptions, all or any part of any option, to the extent unexercised, terminates immediately (i) in the case of an employee, upon the cessation or termination for any reason of the optionholder's employment by Old Telex and all subsidiaries thereof, or (ii) in the case of a director, consultant or independent contractor of Old Telex or a subsidiary thereof who is not also an employee of Old Telex or a subsidiary thereof, upon the holder's ceasing to serve as a director, consultant or independent contractor of Old Telex or a subsidiary thereof. None of the Named Executive Officers has received any options under Old Telex's 2004 Option Plan. Options for 95,000 shares have been granted to persons who are not Named Executive Officers.

ANNUAL BONUS PROGRAMS

     We have an annual bonus plan for management employees. Participants in the plan are eligible to receive annual bonuses of between 20% and 200% of base salary depending on the level of achievement of the specified performance targets. No bonuses were earned under this plan in 2005.

     For a description of bonuses payable to Messr. Malpocher, von Heydekampf and Berneke, see "Employment Agreements." Messrs. Malpocher and von Heydekampf did not receive any bonuses in 2005. Mr. Berneke received a bonus of $51,800 pursuant to the terms of his employment agreement with an indirect subsidiary of the Company.

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

BENEFIT CREDIT CHART

                                                                         BENEFIT CREDIT AS A PERCENTAGE OF
                                                         ------------------------------------------------------------------
                  AGE + YEARS OF                                                             PENSION EARNINGS FOR THE YEAR
                VESTING SERVICE ON                                                               THAT ARE GREATER THAN
                   JANUARY 1                             PENSION EARNINGS FOR THE YEAR           THE INTEGRATION LEVEL
--------------------------------------------------       -----------------------------       ------------------------------
Under 40 .........................................                    1.5%                                 1.5%
40-49 ............................................                    2.0                                  2.0
50-59 ............................................                    2.6                                  2.6
60-69 ............................................                    3.2                                  3.2
70-79 ............................................                    4.2                                  4.2
80-89 ............................................                    5.4                                  5.4
90 and above .....................................                    6.8                                  5.4

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

     The estimated projected annual single life annuity benefit for the Named Executive Officers, assuming they continue with Telex to age 65, and their compensation, the maximum recognizable compensation, and the integration level do not change, would be as follows:

Mr. Richter.............................          $8,075

     Messrs. Malpocher and Kulikowski were not eligible to participate in the Pension Plan because they were not participants in the plan before the plan was frozen effective June 30, 2003. Messrs. von Heydekampf and Berneke were not eligible to participate in the Pension Plan because they are not United States citizens.

EMPLOYMENT AGREEMENTS

     Effective April 14, 2003, we entered into an employment agreement with Mr. Malpocher, which was subsequently amended on January 14, 2004 and which terminates on April 30, 2007. The agreement provides that Mr. Malpocher will receive:

     -    An annual base salary of $350,000, subject to annual increases;

     - An annual bonus payment based on the objectives and awards established by the Board of Directors; and

     - In the event his employment is terminated without cause, or he terminates employment for good reason, one year's base annual salary and an amount equal to his bonus earned prorated as of the date of termination payable as and when paid to other eligible bonus plan participants.

     Pursuant to Mr. Malpocher's subscription and option agreement associated with his amended employment agreement, he purchased 300,000 shares of Old Telex common stock at a purchase price of $.327 per share and was granted options to purchase one hundred thousand shares of Old Telex common stock at an exercise price of $15 per share, exercisable until the earlier of September 30, 2008 or upon the occurrence of certain specified events.

     Effective January 5, 2003, we entered into an agreement with Mr. von Heydekampf, pursuant to which he will receive:

     -    A base salary of $270,000 per year, subject to annual increases;

     - A bonus payment of between 40% and 140% of his annual base salary upon the achievement of certain specified performance objectives; and

     - In the event his employment is terminated without cause, or he terminates his employment for good reason, we will pay a lump-sum payment of 150% of his annual base salary plus 150% of his annual target bonus (which target bonus is 70% of his annual base salary).

     Effective October 29, 2004, EVI Audio GmBH, an indirect subsidiary of the Company, entered into an executive director agreement with Mr. Berneke, commencing April 1, 2005, pursuant to which he will receive:

     - A base salary of Euro 175,000 (approximately $210,000) per year, subject to annual increases;

     - A bonus payment of between 15% and 60% of his annual base salary upon the achievement of certain specified performance objectives; and

     -    A guaranteed bonus for 2005 of 30% of his annual base salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The authorized common stock of Telex as of March 14, 2006 consists of 1,000 shares of common stock, par value $.01 per share, of which 500 shares are issued and outstanding. All of our common stock is owned by our direct parent, Intermediate, and all of our direct parent's limited liability company interests are owned by Old Telex.

     The following table sets forth information with respect to the beneficial ownership of the common stock of Old Telex as of March 14, 2006 by

     - each person who is known by us to beneficially own more than five percent of Old Telex securities,

     -    each director,

     - each Named Executive Officer as listed in the Summary Compensation Table above, and

     -    all directors and executive officers as a group.

     Except as otherwise indicated, each holder has sole voting and sole investment power with respect to the securities shown.

                                                                             NUMBER OF UNDERLYING      PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                    NUMBER OF SHARES          OPTIONS (a)              CLASS
---------------------------------------------------     ----------------     --------------------     ---------------
GSCP Recovery, Inc.(b)(c) .........................          943,786                    --                 13.7%
GSC Partners CDO Fund, Limited(b)(c) ..............          468,497                    --                  6.8
TCI Investment II, LLC(c)(d) ......................        1,028,612                    --                 14.9
ING Furman Selz Investors III, L.P.(e)(f) .........        1,140,616                    --                 16.5
ING Barings U.S. Leveraged Equity Plan LLC (e)(f)..          356,734                    --                  5.2
Wayzata Investment Partners LLC  (g)(h) ...........          401,535                    --                  5.8
Brian P. Friedman(i) ..............................                0                    --                    *
Keith W. Abell(j) .................................                0                    --                    *
Patrick J. Halloran(k) ............................                0                    --                    *
Stuart B. Katz (l) ................................                0                    --                    *
Edgar S. Woolard, Jr.(d) ..........................           10,884                    --                    *
Raymond V. Malpocher(m)(n) ........................          300,000               100,000                  4.4
Mathias von Heydekampf ............................           60,000                    --                    *
Gregory W. Richter ................................           60,000                    --                    *
Thomas J. Kulikowski ..............................           60,000                    --                    *
Lutz Berneke ......................................                0                    --                    *
All directors and executive officers as a group (15
  persons)(d)(i)(j)(k)(l)(n) ......................          550,884               100,000                  9.6

* Less than 1%.

     (a) The shares listed include shares of Old Telex that may be acquired upon exercise of presently exercisable options to acquire Old Telex common stock and all options that will become exercisable within 60 days from the date as of which such information is given.

     (b) The address of GSCP Recovery, Inc., GSC Partners CDO Fund, Limited, and TCI Investment II, LLC is c/o GSC, 500 Campus Drive, Suite 220, Florham Park, New Jersey 07932.

     (c) Greenwich Street Capital Partners II, L.P., TRV Executive Fund, L.P., Greenwich Street Employees Fund, L.P., GSCP Offshore Fund, L.P. and Greenwich Fund, L.P. are the controlling members of GSCP Recovery
          (US), LLC. GSCP Recovery (US), LLC is the sole stockholder of GSCP Recovery, Inc. Greenwich Street Investments II, L.L.C. is the general partner of each of the controlling members of GSCP Recovery (US), LLC; GSC is the manager of each of the controlling members of

          GSCP Recovery (US), LLC, and the collateral manager of GSC Partners CDO Fund, Limited. GSCP (NJ), Inc. is the general partner of GSC.

          Keith W. Abell, a director, is an executive officer and stockholder of GSCP (NJ), Inc., a limited partner of GSC.

          Each of the above entities and Mr. Abell disclaim beneficial ownership of Old Telex's common stock except to the extent that each holds pecuniary interest in Old Telex's common stock.

     (d) The members of TCI Investment II, LLC are Greenwich Street Capital Partners, L.P. and New Century Enterprises, Ltd. Greenwich Street Investments, L.P. is the general partner of Greenwich Street Capital Partners, L.P. Greenwich Street Investments, L.L.C. is the general partner of Greenwich Street Investments, L.P. The Travelers Insurance Company is the sole member of Greenwich Street Investments, L.L.C. GSC is the manager of Greenwich Street Capital Partners, L.P. and GSCP
          (NJ), Inc. is the general partner of GSC. Keith W. Abell is an executive officer and stockholder of GSCP (NJ), Inc. and a limited partner of GSC. Edgar S. Woolard, one of our directors, is the President and the owner of 92.7% of the equity interest in New Century Enterprises, Ltd. Each of the above entities and individuals disclaim beneficial ownership of Old Telex's common stock except to the extent that each holds a pecuniary interest in Old Telex's common stock.

     (e) The address for ING Furman Selz Investors III, L.P. and ING Barings U.S. Leveraged Equity Plan LLC is c/o Jefferies Capital Partners, 520 Madison Avenue, New York, New York 10022.

     (f) ING Furman Selz Investors III, L.P. and ING Barings U.S. Leveraged Equity Plan LLC may be deemed to be beneficial owners of the securities held by the other and of 139,596 shares held by ING Barings Global Leveraged Equity Plan Ltd. (such parties referred to, collectively, as the ING Funds). Jefferies Capital Partners controls the investment decisions of the ING Funds in its capacity as Manager of each of the funds. Messrs. Katz and Friedman, a director and the Chairman of our Board of Directors, respectively, are an officer and the Managing Member, respectively, of Jefferies Capital Partners. Messrs. Katz and Friedman disclaim beneficial ownership of the shares owned by the ING Funds.

     (g) The address of Wayzata Investment Partners LLC is 701 East Lake Street, Suite 300, Wayzata, Minnesota 55391.

     (h) Wayzata Investment Partners LLC is the manager of Wayland Investment Fund, LLC and Wayland Recovery Fund, LLC and is the investment adviser for Wayland Investment Fund II, LLC (collectively, the Wayland Funds). Wayland Investment Fund, LLC owns 225,636 shares. Wayland Recovery Fund, LLC owns 145,571 shares. Wayland Investment Fund II, LLC owns 30,328 shares. Mr. Halloran is the Managing Member of Wayzata Investment Partners LLC. Mr. Halloran disclaims beneficial ownership of the shares owned by the Wayland Funds.

     (i)  See note (f).

     (j)  See notes (c) and (d) above.

     (k)  See note (h) above.

     (l)  See note (f) above.

     (m) Mr. Malpocher's address is 12000 Portland Avenue South, Burnsville, Minnesota, 55337.

     (n)  Includes 100,000 shares subject to a currently exercisable option.

      The following table summarizes share and exercise price information about Old Telex's equity compensation plans as of December 31, 2005:

                                                                                                         NUMBER OF SECURITIES
                                                                                                        REMAINING AVAILABLE FOR
                                       NUMBER OF SECURITIES TO BE                                     FUTURE ISSUANCE UNDER EQUITY
                                        ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE          COMPENSATION PLANS
                                          OUTSTANDING OPTIONS,       PRICE OF OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED
       PLAN CATEGORY                      WARRANTS AND RIGHTS            WARRANTS AND RIGHTS                 IN COLUMN (a))
                                                  (a)                            (b)                               (c)
Equity compensation plans
approved by security holders                         --                         $    --                              --
Equity compensation plans
not approved by security holders (1)            195,000                         $ 10.62                          45,000
Total                                           195,000                         $ 10.62                          45,000

     (1) See "Item 11, Executive Compensation - 2004 Stock Option Plan" for a description of Old Telex's stock option plan and Employment Agreements" for a description of Mr. Malpocher's nonqualified stock option plan.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table shows the fees billed by Ernst & Young LLP for the fiscal years ended December 31, 2005 and 2004.

                           2005              2004
                       ------------      ------------
Audit Fees              $  552,400        $  557,300
Audit Related Fees          79,200            37,700
Tax Fees                   124,600           110,800
                       -----------       -----------
  Total                 $  756,200        $  705,800
                       ===========       ===========

      AUDIT FEES. This category includes fees for the audit of the Company's annual financial statements and for the review of the Company's interim financial statements on Form 10-Q. This category also includes statutory audits required by non-U.S. jurisdictions and work related to our 2004 registration statements.

      AUDIT RELATED FEES. This category includes assurance and related services that are reasonably related to the performance of the annual audit, including primarily benefit plan audits, due diligence related to an acquisition and consultation concerning financial accounting and reporting standards.

      TAX FEES. This category consists of fees for tax compliance, tax advice and tax planning services.

      The Board of Directors approved the engagement of Ernst & Young LLP for the purpose of performing audit, audit related and tax services for the Company for Fiscal 2005.

                                    PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

                                                                            PAGE
1.    Financial Statements:

      Report of Independent Registered Public Accounting
      Firm.................................................................   40

TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC

      Consolidated Balance Sheets as of December 31, 2005 and
      2004.................................................................   41

      Consolidated Statements of Operations for the years
      ended December 31, 2005 and 2004, the one-month period ended
      December 31, 2003 and the eleven-month period ended
      November 30,2003.....................................................   42

      Consolidated Statements of Member's/Shareholders' Deficit
      and Comprehensive Income for the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003 and the
      eleven-month period ended November 30, 2003..........................   43

      Consolidated Statements of Cash Flows for the years ended
      December 31, 2005 and 2004, the one-month period ended December 31,
      2003 and the eleven-month period ended November 30, 2003.............   44

TELEX COMMUNICATIONS, INC.

      Consolidated Balance Sheets as of December 31, 2005 and 2004.........   45

      Consolidated Statements of Operations for the years ended
      December 31, 2005 and 2004, the one-month period ended December 31,
      2003 and the eleven-month period ended November 30, 2003.............   46

      Consolidated Statements of Shareholder's Deficit and Comprehensive
      Income for the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003 and the eleven-month period ended
      November 30, 2003 ...................................................   47

      Consolidated Statements of Cash Flows for the years ended
      December 31, 2005 and 2004, the one-month period ended December 31,
      2003 and the eleven-month period ended November 30, 2003.............   48

      Notes to Consolidated Financial Statements...........................   49


2.    Financial Statement Schedules:

   TELEX COMMUNICATIONS, INC.

         Condensed Consolidating Balance Sheets as of December 31,
         2005 and 2004..........................................................  70

         Condensed Consolidating Statements of Operations for the years ended December 31, 2005 and 2004, the one-month period ended
         December 31, 2003 and the eleven-month period ended
         November 30, 2003 .....................................................  72

         Condensed Consolidating Statements of Cash Flows for the years ended
         December 31, 2005 and 2004, the one-month period ended December 31,
         2003 and the eleven-month period ended November 30, 2003 ..............  76

         The following supplemental schedule is filed as part of this report:

         Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005 and 2004, the one-month period ended
         December 31, 2003 and the eleven-month period ended November 30, 2003..  81

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

(c)   See Item 15(a)(2) above.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

      We intend to send to our security holders this Report on Form 10-K covering the year ended December 31, 2005. We have not sent any proxy material relating to any annual or other meeting of security holders.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 24th day of March, 2006.

                            TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC TELEX COMMUNICATIONS, INC.

                                   By:  /s/ Raymond V. Malpocher
                                        -------------------------------------
                                        Raymond V. Malpocher
                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on behalf of each of the Registrants by the following persons on the dates and in the capacities indicated (each person serves in the indicated capacities for each of the Registrants):

          SIGNATURE                              TITLE                                DATE
          ---------                              -----                                ----
                                  Chief Executive Officer and President
                                  (principal executive officer) and
 /s/ Raymond V. Malpocher         Manager/Director                               March 24, 2006
-------------------------------
 Raymond V. Malpocher

                                  Chief Financial Officer, Secretary and
                                  Treasurer (principal financial and
 /s/ Gregory W. Richter           accounting officer)                            March 24, 2006
-------------------------------
 Gregory W. Richter

 /s/ Brian P. Friedman            Manager/Director                               March 24, 2006
-------------------------------
 Brian P. Friedman

 /s/ Edgar S. Woolard, Jr.        Manager/Director                               March 24, 2006
-------------------------------
 Edgar S. Woolard, Jr.

 /s/ Keith W. Abell               Manager/Director                               March 24, 2006
-------------------------------
 Keith W. Abell

 /s/ Patrick J. Halloran          Manager/Director                               March 24, 2006
-------------------------------
 Patrick J. Halloran

 /s/ Stuart B. Katz               Manager/Director                               March 24, 2006
-------------------------------
 Stuart B. Katz

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Registered Public Accounting firm....................   40

TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES:

Consolidated Balance Sheets as of December 31, 2005 and 2004...............   41

Consolidated Statements of Operations for the years ended
December 31, 2005 and 2004, the one-month period ended December 31, 2003,
and the eleven-month period ended November 30, 2003........................   42

Consolidated Statements of Member's/Shareholders' Deficit and
Comprehensive Income for the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003, and the eleven-month
period ended November 30, 2003.............................................   43

Consolidated Statements of Cash Flows for the years ended December 31,
2005 and 2004, the one-month period ended December 31, 2003, and the
eleven-month period ended November 30, 2003................................   44

TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES:

Consolidated Balance Sheets as of December 31, 2005 and 2004...............   45

Consolidated Statements of Operations for the years ended December 31,
2005 and 2004, the one-month period ended December 31, 2003, and the
eleven-month period ended November 30, 2003................................   46

Consolidated Statements of Shareholder's Deficit and Comprehensive
Income for the years ended December 31, 2005 and 2004, the
one-month period ended December 31, 2003, and the eleven-month
period ended November 30, 2003.............................................   47

Consolidated Statements of Cash Flows for the years ended
December 31, 2005 and 2004, the one-month period ended December 31,
2003, and the eleven-month period ended November 30, 2003..................   48

Notes to Consolidated Financial Statements.................................   49

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS
TELEX COMMUNICATIONS HOLDINGS, INC.

      We have audited the accompanying consolidated balance sheets of Telex Communications Intermediate Holdings, LLC and subsidiaries (Successor) and Telex Communications, Inc. and subsidiaries (Successor) as of December 31, 2005 and 2004 and the related consolidated statements of operations, member's/shareholder's deficit and comprehensive income, and cash flows for the years ended December 31, 2005 and 2004 and for the one-month period ended December 31, 2003. We also have audited the consolidated statements of operations, shareholders' deficit and comprehensive income and cash flows for the eleven-month period ended November 30, 2003 of Telex Communications Holdings, Inc., formerly known as Telex Communications, Inc., and subsidiaries (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telex Communications Intermediate Holdings, LLC and subsidiaries and Telex Communications, Inc. and subsidiaries at December 31, 2005 and 2004 and the related consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the one-month period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Telex Communications Holdings, Inc. and subsidiaries for the eleven-month period ended November 30, 2003 in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

Minneapolis, Minnesota
March 8, 2006

        TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                As of December 31

                                                                  2005           2004
                                                              ------------   ------------
                                     ASSETS
Current Assets:
 Cash and cash equivalents.................................    $   13,189     $   14,959
 Accounts receivable, net of allowance for doubtful
  accounts of $3,182 in 2005 and $2,878 in 2004............        51,018         50,177
 Inventories...............................................        51,742         52,573
 Deferred income taxes.....................................         1,899          1,088
 Prepaid expenses..........................................         3,233          1,942
 Other current assets......................................         1,502          1,953
                                                               ----------     ----------
   Total current assets....................................       122,583        122,692
Property, plant and equipment, net.........................        35,400         32,025
Deferred financing costs, net..............................         4,593          6,162
Goodwill...................................................        15,998         15,845
Other assets...............................................         3,422          3,296
                                                               ----------     ----------
                                                               $  181,996     $  180,020
                                                               ==========     ==========
                        LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
 Revolving lines of credit.................................    $       --     $    1,011
 Current maturities of long-term debt......................           458            479
 Accounts payable..........................................        15,229         13,173
 Accrued wages and benefits................................        12,848         11,643
 Accrued interest..........................................         3,113          3,098
 Other accrued liabilities.................................         8,015          7,971
 Income taxes payable......................................         1,803          5,548
                                                               ----------     ----------
   Total current liabilities...............................        41,466         42,923
Long-term debt, net........................................       207,949        197,065
Payable to Telex Communications Holdings, Inc..............         6,183          3,273
Other long-term liabilities................................         7,672          9,250
                                                               ----------     ----------
   Total liabilities.......................................       263,270        252,511
                                                               ----------     ----------
Commitments and contingencies
Member's Deficit:
 Member interest...........................................        83,946         83,946
 Accumulated deficit.......................................      (157,470)      (154,441)
 Accumulated other comprehensive loss......................        (7,750)        (1,996)
                                                               ----------     ----------
   Total member's deficit..................................       (81,274)       (72,491)
                                                               ----------     ----------
                                                               $  181,996     $  180,020
                                                               ==========     ==========

                See notes to consolidated financial statements.

        TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  SUCCESSOR                            PREDECESSOR
                                             ----------------------------------------------------    ---------------
                                                                                    ONE MONTH         ELEVEN MONTHS
                                               YEAR ENDED         YEAR ENDED           ENDED              ENDED
                                              DECEMBER 31,       DECEMBER 31,      DECEMBER 31,        NOVEMBER 30,
                                                  2005               2004              2003                2003
                                             ---------------    --------------    ---------------    ---------------
                                                                        (IN THOUSANDS)
Net sales..................................    $   307,733        $  296,828        $    25,433        $   243,106
Cost of sales..............................        172,469           163,206             14,957            140,863
                                               -----------        ----------        -----------        -----------
  Gross profit.............................        135,264           133,622             10,476            102,243
Operating expenses:
  Engineering..............................         17,392            15,423              1,224             12,947
  Selling, general and administrative......         84,349            80,899              6,232             67,816
  Restructuring charges....................          1,763                --                 --                 --
  Goodwill and asset impairment charges....             --             7,915                 --                 --
  Pension curtailment gain.................             --                --                 --             (2,414)
                                               -----------        ----------        -----------        -----------
                                                   103,504           104,237              7,456             78,349
                                               -----------        ----------        -----------        -----------
Operating income...........................         31,760            29,385              3,020             23,894
Interest expense...........................        (28,763)          (27,346)            (2,589)           (26,897)
Other income, net..........................            870             1,124                 85                529
Loss on early extinguishment of debt.......             --                --             (1,186)                --
                                               -----------        ----------        -----------        -----------
Income (loss) before income taxes..........          3,867             3,163               (670)            (2,474)
Provision for income taxes.................          6,896             8,544              1,171              3,585
                                               -----------        ----------        -----------        -----------
  Net loss.................................    $    (3,029)       $   (5,381)       $    (1,841)       $    (6,059)
                                               ===========        ==========        ===========        ===========

                See notes to consolidated financial statements.

        TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF MEMBER'S/SHAREHOLDERS' DEFICIT AND
                              COMPREHENSIVE INCOME

                                                                          CAPITAL IN-
                                                                        EXCESS OF PAR -                ACCUMULATED
                                                     COMMON STOCK           MEMBER                        OTHER        MEMBER'S/
                                                 ----------------------    INTEREST/    ACCUMULATED COMPREHENSIVE  SHAREHOLDERS'
                                                   SHARES      AMOUNT    COMMON STOCK     DEFICIT        LOSS        DEFICIT
                                                 ----------- ---------- --------------- ----------- -------------  -------------
                                                                       (IN THOUSANDS, EXCEPT  SHARE DATA)
PREDECESSOR
BALANCE, December 31, 2002......................  4,987,127    $  50      $    80,130    $(141,159)  $    (7,029)   $  (68,008)
 Net loss.......................................         --       --               --       (6,059)           --            --
 Other comprehensive loss  --
  Foreign currency translation adjustments.....          --       --               --           --         4,441            --
  Minimum pension liability adjustments.........         --       --               --           --        (5,078)           --
  Comprehensive net loss........................         --       --               --           --            --        (6,696)
                                                 ----------  -------      -----------    ---------   -----------    ----------
BALANCE, November 30, 2003......................  4,987,127       50           80,130     (147,218)       (7,666)      (74,704)

SUCCESSOR
Net contribution of assets and liabilities from
  Predecessor...................................         --       --            3,766           --            --         3,766
 Share adjustment from Predecessor Common Stock,
   net.......................................... (4,987,127)     (50)              50           --            --            --
 Dividend to Parent.............................         --       --               --           (1)           --            (1)
 Net loss.......................................         --       --               --       (1,841)           --            --
 Other comprehensive income  --
  Foreign currency translation adjustments...            --       --               --           --         2,055            --
  Minimum pension liability adjustments.........         --       --               --           --         2,351            --
  Comprehensive net income......................         --       --               --           --            --         2,565
                                                 ----------  -------      -----------    ---------   -----------    ----------
BALANCE, December 31, 2003......................         --       --           83,946     (149,060)       (3,260)      (68,374)
 Net loss.......................................         --       --               --       (5,381)           --            --
Other comprehensive loss  --

  Foreign currency translation adjustments...            --       --               --           --         3,106            --
  Minimum pension liability adjustments.........         --       --               --           --        (1,842)           --
  Comprehensive net loss........................         --       --               --           --            --        (4,117)
                                                 ----------  -------      -----------    ---------   -----------    ----------
BALANCE, December 31, 2004......................         --       --           83,946     (154,441)       (1,996)      (72,491)
 Net loss.......................................         --       --               --       (3,029)           --            --
 Other comprehensive loss  --
  Foreign currency translation adjustments...            --       --               --           --        (5,477)           --
  Minimum pension liability adjustments.........         --       --               --           --          (277)           --
  Comprehensive net income......................         --       --               --           --            --        (8,783)
                                                 ----------  -------      -----------    ---------   -----------    ----------
BALANCE, December 31, 2005......................         --   $   --      $    83,946    $(157,470)  $    (7,750)   $  (81,274)
                                                 ==========   ======      ===========    =========   ===========    ==========

                 See notes to consolidated financial statements.

        TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                       SUCCESSOR                     PREDECESSOR
                                                                       ----------------------------------------     -------------
                                                                                                      ONE MONTH     ELEVEN MONTHS
                                                                        YEAR ENDED     YEAR ENDED       ENDED           ENDED
                                                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    NOVEMBER 30,
                                                                           2005          2004            2003           2003
                                                                       ------------   ------------   ------------   -------------
OPERATING ACTIVITIES:
  Net loss..........................................................    $  (3,029)     $  (5,381)     $  (1,841)     $   (6,059)
  Adjustments to reconcile net loss to cash flows
    from operations  --
    Depreciation....................................................        6,839          6,055            481           5,592
    Amortization of identifiable intangibles........................          115             13              1              20
    Amortization of deferred financing charges and
      pay-in-kind interest charges..................................       12,971         11,390          1,233          21,017
    Restructuring charges...........................................        1,763             --             --              --
    Goodwill and asset impairment charges...........................           --          7,915             --              --
    Provision for bad debts.........................................          976            828           (279)            869
    Gain on sale of product lines and other assets..................           --           (268)            --            (319)
    Loss on early extinguishment of debt............................           --             --          1,186              --
    Pension curtailment gain........................................           --             --             --          (2,414)
    Deferred income taxes...........................................          (54)           367           (391)             18
Change in operating assets and liabilities:
    Accounts receivable.............................................       (5,245)        (2,262)         2,589          (2,410)
    Inventories.....................................................         (261)        (5,682)         1,404           3,800
    Other current assets............................................       (2,534)        (1,077)         1,000          (2,210)
    Accounts payable and accrued liabilities........................        4,126            109            527          (1,761)
    Income taxes....................................................       (3,047)          (869)            56          (1,840)
    Other long-term assets and long-term liabilities................        3,490          1,785           (335)            986
                                                                        ---------      ---------      ---------      ----------
      Net cash provided by operating activities.....................       16,110         12,923          5,631          15,289
                                                                        ---------      ---------      ---------      ----------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment........................      (11,814)        (7,722)          (546)         (5,165)
  Acquisition of business/intangible assets.........................       (3,944)            --             --              --
  Proceeds from sale of product lines and other assets..............           --          2,338             --           1,158
  Other.............................................................          221            221             --             166
                                                                        ---------      ---------      ---------      ----------
      Net cash used in investing activities.........................      (15,537)        (5,163)          (546)         (3,841)
                                                                        ---------      ---------      ---------      ----------
FINANCING ACTIVITIES:
  Borrowings (repayments) under revolving lines of credit,
    net.............................................................       (1,011)         1,011        (12,107)           (372)
  Proceeds from issuance of long-term debt..........................           --             --        125,000              --
  Repayment of long-term debt.......................................         (456)          (443)      (110,297)         (9,078)
  Payments for deferred financing costs.............................           --           (401)        (6,869)             --
  Dividends to shareholder..........................................           --             --             (1)             --
                                                                        ---------      ---------      ---------      ----------
      Net cash (used in) provided by financing activities...........       (1,467)           167         (4,274)         (9,450)
                                                                        ---------      ---------      ---------      ----------
Effect of exchange rate changes on cash and cash
  equivalents.......................................................         (876)           334            242             273
                                                                        ---------      ---------      ---------      ----------
CASH AND CASH EQUIVALENTS:
  Net (decrease) increase...........................................       (1,770)         8,261          1,053           2,271
  Balance at beginning of period....................................       14,959          6,698          5,645           3,374
                                                                        ---------      ---------      ---------      ----------
  Balance at end of period..........................................    $  13,189      $  14,959      $   6,698      $    5,645
                                                                        =========      =========      =========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
  Interest..........................................................    $  15,957      $  14,878      $     119      $    5,322
                                                                        =========      =========      =========      ==========
  Income taxes......................................................    $   7,014      $   6,547      $     403      $    5,419
                                                                        =========      =========      =========      ==========
  Noncash financing activities related to debt restructuring -
      Net contribution of assets and liabilities from Predecessor...    $      --      $      --      $   3,766      $       --

                 See notes to consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)

                                As of December 31

                                                                                      2005           2004
                                                                                  ------------   ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents...................................................    $     13,189   $     14,959
  Accounts receivable, net of allowance for doubtful accounts of $3,182 in
   2005 and $2,878 in 2004....................................................          51,018         50,177
  Inventories.................................................................          51,742         52,573
  Deferred income taxes.......................................................           6,038          1,088
  Prepaid expenses............................................................           3,233          1,942
  Other current assets........................................................           1,502          1,953
                                                                                  ------------   ------------
   Total current assets.......................................................         126,722        122,692
Property, plant and equipment, net............................................          35,400         32,025
Deferred financing costs, net.................................................           3,981          5,350
Goodwill......................................................................          15,998         15,845
Other assets..................................................................           3,465          3,296
                                                                                  ------------   ------------
                                                                                  $    185,566   $    179,208
                                                                                  ============   ============
                         LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
  Revolving lines of credit...................................................    $         --   $      1,011
  Current maturities of long-term debt........................................             458            479
  Accounts payable............................................................          15,229         13,173
  Accrued wages and benefits..................................................          12,848         11,643
  Accrued interest............................................................           2,995          2,995
  Other accrued liabilities...................................................           8,019          7,971
  Income taxes payable........................................................           1,803          5,548
                                                                                  ------------   ------------
   Total current liabilities..................................................          41,352         42,820
Long-term debt, net...........................................................         125,641        126,079
Payable to Telex Communications Holdings, Inc.................................           6,183          3,273
Other long-term liabilities...................................................           7,672          9,250
                                                                                  ------------   ------------
   Total liabilities..........................................................         180,848        181,422
                                                                                  ------------   ------------
Commitments and contingencies
Shareholder's Equity (Deficit):
  Common stock, $0.01 par value, 1,000 shares authorized; 500 shares issued
   and outstanding -- 2005 and 2004...........................................              --             --
  Capital in excess of par -- common stock....................................         143,029        143,029
  Accumulated deficit.........................................................        (131,077)      (143,247)
  Accumulated other comprehensive loss........................................          (7,234)        (1,996)
                                                                                  ------------   ------------
   Total shareholder's equity (deficit).......................................           4,718         (2,214)
                                                                                  ------------   ------------
                                                                                  $    185,566   $    179,208
                                                                                  ============   ============

                 See notes to consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   SUCCESSOR                    PREDECESSOR
                                                   -----------------------------------------    -------------
                                                                                  ONE MONTH        ELEVEN
                                                    YEAR ENDED     YEAR ENDED       ENDED       MONTHS ENDED
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   NOVEMBER 30,
                                                       2005           2004          2003            2003
                                                   ------------   -----------    -----------    -------------
                                                                          (IN THOUSANDS)
Net sales.......................................      $ 307,733     $ 296,828      $  25,433      $  243,106
Cost of sales...................................        172,469       163,206         14,957         140,863
                                                      ---------     ---------      ---------      ----------
  Gross profit..................................        135,264       133,622         10,476         102,243
Operating expenses:
  Engineering...................................         17,392        15,423          1,224          12,947
  Selling, general and administrative...........         84,295        80,865          6,117          67,816
  Restructuring charges.........................          1,763            --             --              --
  Goodwill and asset impairment charges.........             --         7,915             --              --
  Pension curtailment gain......................             --            --             --          (2,414)
                                                      ---------     ---------      ---------      ----------
                                                        103,450       104,203          7,341          78,349
                                                      ---------     ---------      ---------      ----------
Operating income................................         31,814        29,419          3,135          23,894
Interest expense................................        (16,360)      (16,605)        (1,403)        (26,897)
Other income, net...............................            870         1,124             85             529
Loss on early extinguishment of debt............             --            --         (1,186)             --
                                                      ---------     ---------      ---------      ----------
Income (loss) before income taxes...............         16,324        13,938            631          (2,474)
Provision for income taxes......................          3,230         8,544          1,171           3,585
                                                      ---------     ---------      ---------      ----------
  Net income (loss).............................      $  13,094     $   5,394      $    (540)     $   (6,059)
                                                      =========     =========      =========      ==========

                 See notes to consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT) AND COMPREHENSIVE
                                     INCOME


                                                                       CAPITAL IN                      ACCUMULATED
                                               COMMON STOCK          EXCESS OF PAR-                      OTHER        SHAREHOLDER'S
                                      -----------------------------    COMMON          ACCUMULATED    COMPREHENSIVE      EQUITY
                                         SHARES          AMOUNT         STOCK             DEFICIT        LOSS          (DEFICIT)
                                      ------------     ------------   -------------   -------------   ------------   -------------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
PREDECESSOR
BALANCE, December 31, 2002 ........       4,987,127    $         50    $     80,130    $   (141,159)   $     (7,029)   $    (68,008)
 Net loss .........................              --              --              --          (6,059)             --              --
Other comprehensive loss --
  Foreign currency translation
   adjustments ....................              --              --              --              --           4,441              --
  Minimum pension liability
   adjustments ....................              --              --              --              --          (5,078)             --
  Comprehensive net loss ..........              --              --              --              --              --          (6,696)
                                         ----------    ------------    ------------    ------------    ------------    ------------
BALANCE, November 30, 2003 ........       4,987,127              50          80,130        (147,218)         (7,666)        (74,704)

SUCCESSOR
Net contribution of assets and
 liabilities from Predecessor .....              --              --          63,315              --              --          63,315
 Share adjustment from Predecessor
  Common Stock, net ...............      (4,986,627)            (50)             50              --              --              --
 Dividend to Parent ...............              --              --            (466)             --              --            (466)
 Net loss .........................              --              --              --            (540)             --              --
Other comprehensive income --
  Foreign currency translation
   adjustments ....................              --              --              --              --           2,055              --
  Minimum pension liability
   adjustments ....................              --              --              --              --           2,351              --
  Comprehensive net income ........              --              --              --              --              --           3,866
                                         ----------    ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 2003 ........             500              --         143,029        (147,758)         (3,260)         (7,989)

 Dividend to Parent ...............              --              --              --            (883)             --            (883)
 Net income .......................              --              --              --           5,394              --              --
Other comprehensive income                       --
  Foreign currency translation
   adjustments ....................              --              --              --              --           3,106              --
  Minimum pension liability
   adjustments ....................              --              --              --              --          (1,842)             --
  Comprehensive net income ........              --              --              --              --              --           6,658
                                         ----------    ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 2004 ........             500              --         143,029        (143,247)         (1,996)         (2,214)
 Dividend to Parent ...............              --              --              --            (924)             --            (924)
 Net income .......................              --              --              --          13,094              --              --
Other comprehensive income --
  Foreign currency translation
   adjustments (net of income tax
   of $413) .......................              --              --              --              --          (5,064)             --
  Minimum pension liability
   adjustments (net of income tax
   of $103) .......................              --              --              --              --            (174)             --
  Comprehensive net income ........              --              --              --              --              --           7,856
                                         ----------    ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 2005 ........             500      $       --    $    143,029    $   (131,077)   $     (7,234)   $      4,718
                                         ==========    ============    ============    ============    ============    ============

                See notes to consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    SUCCESSOR                       PREDECESSOR
                                                                    -------------------------------------------     ------------
                                                                                                     ONE MONTH      ELEVEN MONTHS
                                                                     YEAR ENDED      YEAR ENDED         ENDED           ENDED
                                                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    NOVEMBER 30,
                                                                       2005             2004          2003              2003
                                                                    ------------    ------------    ------------    ------------
OPERATING ACTIVITIES:
Net income (loss) ...............................................   $     13,094    $      5,394    $       (540)   $     (6,059)
Adjustments to reconcile net income (loss) to cash flows
  from operations --                                                          --
  Depreciation ..................................................          6,839           6,055             481           5,592
  Amortization of identifiable intangibles ......................            115              13               1              20
  Amortization of deferred financing charges and
    pay-in-kind interest charges ................................          1,449           1,432             134          21,017
  Restructuring charges .........................................          1,763              --              --
                                                                                                                              --
  Goodwill and asset impairment charges .........................             --           7,915              --              --
  Provision for bad debts .......................................            976             828            (279)            869
  Gain on sale of product lines and other assets ................             --            (268)             --            (319)
  Loss on early extinguishment of debt ..........................             --              --           1,186              --
  Pension curtailment gain ......................................             --              --              --          (2,414)
  Deferred income taxes .........................................         (3,720)            367            (391)             18
Change in operating assets and liabilities:
  Accounts receivable ...........................................         (5,245)         (2,262)          2,589          (2,410)
  Inventories ...................................................           (261)         (5,682)          1,404            3800
  Other current assets ..........................................         (2,535)         (1,076)          1,000          (2,210)
  Accounts payable and accrued liabilities ......................          4,116             109             440          (1,761)
  Income taxes ..................................................         (3,047)           (886)             56          (1,840)
  Other long-term assets and long-term liabilities ..............          3,490           1,785            (335)            986
                                                                    ------------    ------------    ------------    ------------
    Net cash provided by operating activities ...................         17,034          13,724           5,746          15,289
                                                                    ------------    ------------    ------------    ------------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment ....................        (11,814)         (7,722)           (546)         (5,165)
  Acquisition of business/intangible assets .....................         (3,944)             --              --              --
  Proceeds from sale of product lines and other assets ..........             --           2,338              --           1,158
  Other .........................................................            221             221              --             166
                                                                    ------------    ------------    ------------    ------------
      Net cash used in investing activities .....................        (15,537)         (5,163)           (546)         (3,841)
                                                                    ------------    ------------    ------------    ------------
FINANCING ACTIVITIES:
  Borrowings (repayments) under revolving lines of credit,
    net .........................................................         (1,011)          1,011         (12,107)           (372)
  Proceeds from issuance of long-term debt ......................             --              --         125,000              --
  Repayment of long-term debt ...................................           (456)           (443)       (110,297)         (9,078)
  Payments for deferred financing costs .........................             --            (319)         (6,519)             --
  Dividends to shareholder ......................................           (924)           (883)           (466)             --
                                                                    ------------    ------------    ------------    ------------
      Net cash used in financing activities .....................         (2,391)           (634)         (4,389)         (9,450)
                                                                    ------------    ------------    ------------    ------------
Effect of exchange rate changes on cash and cash
  equivalents ...................................................           (876)            334             242             273
                                                                    ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS:
  Net (decrease) increase .......................................         (1,770)          8,261           1,053           2,271
  Balance at beginning of period ................................         14,959           6,698           5,645           3,374
                                                                    ------------    ------------    ------------    ------------
  Balance at end of period ......................................   $     13,189    $     14,959    $      6,698    $      5,645
                                                                    ============    ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
  Interest ......................................................   $     15,090    $     14,113    $        119    $      5,322
                                                                    ============    ============    ============    ============
  Income taxes ..................................................   $      7,014    $      6,547    $        403    $      5,419
                                                                    ============    ============    ============    ============
  Noncash financing activities related to debt restructuring -
    Net contribution of assets and liabilities from Predecessor     $         --     $        --    $     63,315     $        --

                See notes to consolidated financial statements.

        TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004

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

      As a result of the November 2003 debt refinancing, which was accounted for as being effective November 30, and the formation of a new entity, the consolidated financial statements for 2003 are split into two periods. The eleven-month period ended November 30, 2003 reflects the results of Old Telex and the one-month period ended December 31, 2003 reflects the results of Intermediate. The following table shows the pro forma results of operations for the year ended December 31, 2003 as if the restructuring had occurred at the beginning of 2003 (in thousands):

                                                                       2003
                                                                   -----------
Net sales......................................................    $   268,539
Cost of sales..................................................        155,820
                                                                   -----------
  Gross profit.................................................        112,719
Operating expenses.............................................         85,805
Operating income...............................................         26,914
Interest expense...............................................        (28,854)
Other income, net..............................................            614
Loss on early extinguishment of debt...........................            (46)
                                                                   -----------
(Loss) income before income taxes..............................         (1,372)
Provision for income taxes.....................................          4,718
                                                                   -----------
  Net loss.....................................................    $    (6,090)
                                                                   ===========

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

      On November 19, 2003, in connection with the refinancing of the debt obligations of Old Telex and a related corporate restructuring, Telex issued $125 million of 11 1/2% Senior Secured Notes due 2008. Substantially all of the proceeds were used to repay Old Telex's existing senior secured debt that had been transferred to Telex. Old Telex also conducted an exchange offer, allowing holders to exchange its 13% Senior Subordinated Discount Notes due 2006 for Intermediate's 13% Senior Subordinated Discount Notes due 2009. Holders exchanged Old Telex's 13% Senior Subordinated Discount Notes due 2006, having a book value of $60.1 million, for Intermediate's 13% Senior Subordinated Discount Notes due 2009.

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

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are recorded at cost and are depreciated primarily using the straight-line method over the estimated useful lives, ranging from 5 to 31 years for buildings and improvements and 1.5 to 12 years for machinery and equipment.

      The Company capitalizes certain software implementation costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Direct internal and all external implementation costs and purchased software have been capitalized and depreciated using the straight-line method over estimated useful lives, ranging from two to five years. As of December 31, 2005 and 2004, total accumulated software implementation costs of $16.5 million and $12.6 million, respectively, have been capitalized and are included in equipment and construction in progress. The Company expenses reengineering costs as incurred.

DEFERRED FINANCING COSTS

      Deferred financing costs represent costs incurred to issue debt and obtain related amendments. These costs are being amortized over the terms of the related debt.

      Unamortized debt issuance costs are as follows:

                                                               2005       2004
                                                             --------   ---------
Intermediate.............................................    $    612   $     812
Telex....................................................       3,981       5,350
                                                             --------   ---------
                                                             $  4,593   $   6,162
                                                             ========   =========

GOODWILL

      Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) effective January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but is subject to annual testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. If the carrying amount of assets of a reporting unit, including goodwill, exceeds its fair value, then the amount of the impairment loss must be measured. The Company incurred a goodwill impairment loss of $7.6 million in the year ended December 31, 2004. See note 6 for additional disclosure.

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

      In the year ended December 31, 2005, the Company incurred a restructuring charge of $0.8 million related to an impairment loss due to the announced closing of its Blue Earth, Minnesota manufacturing facility.

      In the year ended December 31, 2004, the Company incurred an impairment loss of $0.3 million related to its idle Buchanan, Michigan manufacturing facility. The Company complied with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 144) to reduce the carrying value of the asset to fair market value, less cost to sell.

ACCUMULATED OTHER COMPREHENSIVE LOSS

      The components of accumulated other comprehensive loss for Intermediate and Telex are as follows (in thousands):


                                           2005          2004
                                        ----------    ----------
INTERMEDIATE
Foreign currency translation            $     (794)   $   (6,271)
Minimum pension liability                    8,544         8,267
                                        ----------    ----------
                                        $    7,750    $    1,996
                                        ==========    ==========

                                           2005          2004
                                        ----------    ----------
TELEX
Foreign currency translation            $   (1,207)   $   (6,271)
Minimum pension liability                    8,441         8,267
                                        ----------    ----------
                                        $    7,234    $    1,996
                                        ==========    ==========

Telex information is presented on a net of tax basis starting in 2005 after Telex determined its deferred tax assets were realizable and accordingly removed a valuation allowance.

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

SHIPPING AND HANDLING COSTS

      The Company records shipping and handling costs billed to a customer in a sales transaction as revenue. The amount included in revenue was $1.4 million, $1.6 million, $0.1 million, and $1.4 million for the year ended December 31, 2005, the year ended December 31, 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003, respectively. The costs associated with shipping and handling are included as a component of selling, general and administrative expenses. Shipping and handling costs for the year ended December 31, 2005 and 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003 were $4.8 million, $4.1 million, $0.3 million, and $3.5 million, respectively.

WARRANTY COSTS

      The Company offers a warranty on certain of its products for workmanship and performance for periods of generally up to one year. Warranty costs are accrued at the time of sale and are based on expected average repair costs and return rates developed by the Company using historical data. Warranty expenses for the year ended December 31, 2005, the year ended December 31, 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003 were $1.2 million, $2.2 million, $0.1 million, and $1.7 million, respectively.

PRODUCT DEVELOPMENT COSTS

      Engineering costs associated with the development of new products and changes to existing products are charged to operations as incurred.

ADVERTISING COSTS

      Advertising costs are expensed when incurred. Advertising costs for the year ended December 31, 2005, the year ended December 31, 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003 were $4.6 million, $4.8 million, $0.4 million, and $4.4 million, respectively.

INCOME TAXES

      The Company accounts for income taxes utilizing the liability method of accounting. Deferred income taxes are recorded to reflect the tax consequences of differences between the tax and the financial reporting bases of assets and liabilities. The Company's tax provision for the years ended December 31, 2005 and 2004 and for the one-month period ended December 31, 2003 was calculated on a separate company basis under a tax sharing agreement with Old Telex. The Company's taxable income is included with the consolidated federal income tax return of Old Telex.

FOREIGN CURRENCY

      The balance sheets and results of operations of the Company's international subsidiaries are measured using local currencies as the functional currency. Income statement accounts are translated at the average exchange rates in effect during the year. Assets and liabilities are translated at the exchange rates at the balance sheet date. The resulting balance sheet translation adjustments are included in accumulated other comprehensive loss in member's deficit. Foreign exchange transaction gains and losses realized and those attributable to exchange rate movements on intercompany receivables and payables not deemed to be long-term investments are recorded in other income.

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

      The fair values of the stock options under the Old Telex stock option plan and the subscription and option agreement with our chief executive officer were estimated as of the grant date using the minimum value option pricing model. The minimum value model was originally developed for use in estimating the fair value of traded options and requires the input of highly subjective assumptions including expected stock price volatility. The Company's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Calculated under SFAS 123, the per share fair values of stock options granted in 2004 were zero. No stock options were granted in 2005.

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

      Technological innovation and leadership are among the important factors in competing successfully in the Company's business. The Company's future results in this segment will depend, in part, upon its ability to make timely and cost-effective enhancements and additions to its technology and to introduce new products that meet customer demands, including products utilizing digital technology, which are increasingly being introduced in many of the Company's markets. The success of the Company's current and new product offerings is dependent on several factors, including proper identification of customer needs, technological development, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures. There can be no assurance that the Company will successfully identify and develop new products in a timely manner, that products or technologies developed by others will not render the Company's products obsolete or noncompetitive, or that constraints in the Company's financial resources will not adversely affect its ability to develop and implement technological advances.

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

      From time to time, the Company enters into forward exchange contracts primarily to hedge intercompany balances attributed to intercompany sales. It does not engage in currency speculation. The Company's foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the intercompany sales. These foreign exchange contracts typically have maturity dates which do not exceed one year and require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. As of December 31, 2005, the Company had outstanding foreign currency forward exchange contracts with a notional amount of $14.8 million and with an average maturity of 56 days. The fair value of these contracts was not material at December 31, 2005.

    The Company offers a range of products to a diverse customer base throughout the world. Terms typically require payment within a short period of time; however, the Company periodically offers extended payment terms to certain qualified customers. As of December 31, 2005, the Company believes it has no significant customer or geographic concentration of accounts receivable that could expose the Company to a material short-term financial impact.

RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on member's/shareholders' deficit or net income (loss) as previously reported.

NEW ACCOUNTING STANDARDS

      In July 2005, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued EITF No. 05-5, "Accounting for Altersteilzeit Early Retirement Programs and Similar Type Arrangements" (EITF 05-5). The EITF is effective for fiscal years beginning after December 15, 2005. The EITF offers two transition alternatives, either cumulative effect or retrospective application. EITF 05-5 addresses accounting for the bonus feature in German Altersteilzeit (ATZ) early retirement programs and requires recognition of the program expenses beginning at the time the ATZ contracts are signed. Prior to EITF 05-5 the Company was expensing the bonus feature at the beginning of the active service period of the program. The Company is reviewing the impact of EITF 05-5 and will recognize an expense under the cumulative effect option. The additional expense for 2006 is currently estimated to be approximately $150,000.

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

      SFAS 123R must be adopted by the Company no later than January 1, 2006. Intermediate expects to adopt SFAS 123R on January 1, 2006 using the prospective transition method. The "prospective transition" method is a method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after the effective date. All prior share-based arrangements continue to be recognized under the previous APB 25 method.

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

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and excessive spoilage and requires that those items be recognized as current-period charges. Previous guidance mandated that these costs be charged to earnings on a current basis only under certain circumstances. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 with earlier application permitted. Adoption of SFAS 151 is not expected to have a material impact on the Company's results of operations or financial position.

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This was an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses the consolidation of variable interest entities by businesses. The Company used the guidelines in FIN 46 (primarily the guidelines in paragraph 5a, b and c) to analyze the Company's relationship with DRF 12000 Portland LLC (owner of its corporate headquarters facility) and concluded that DRF 12000 Portland LLC is not a variable interest entity to the Company, and therefore the current method of consolidation remains appropriate.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 addresses reporting gains and losses from extinguishment of debt as well as other matters. SFAS 145 eliminates FASB Statement No. 4 that requires that gains or losses from the extinguishment of debt be reported as an extraordinary item. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. The loss on early extinguishment of debt during the one-month period ended December 31, 2003 did not meet the criteria in Opinion 30 to be classified as an extraordinary item.

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

BUSINESS ACQUISITION

      On December 1, 2005 the Company purchased the business assets of Shinwa Teknik (H.K.) Co., Ltd. (Shinwa) for $3.2 million in cash, including related costs. The purchase consisted of tangible assets acquired of $2.9 million and goodwill of $0.3 million. Based in Dongguan, China, Shinwa manufactures products for our Advanced Communication Technologies segment and establishes the Company's manufacturing capabilities in Asia. The agreement also calls for additional contingent consideration of $1.2 million annually for two years, totaling $2.4 million, based on attainment of certain future operating objectives. The acquisition has been accounted for as a purchase and, accordingly, the results of Shinwa's operations have been included in the consolidated financial statements of the Company from the date of acquisition. Net sales and operating income of the business were not significant to the Company's consolidated results of operations, financial position and cash flows.

BUSINESS DISPOSITIONS

    During the year ended December 31, 2004, the Company recognized a gain of $0.3 million on cash proceeds of approximately $2.3 million related to the sale of its Australian subsidiary on July 1, 2004.

    During the eleven months ended November 30, 2003, the Company recognized a gain of $0.3 million on cash proceeds of approximately $1.2 million related to the sales of its idle facilities in Rochester, Minnesota (May 2003) and Newport, Tennessee (August 2003).

NOTE 3 - RESTRUCTURING CHARGES

      During the year ended December 31, 2005, Telex recorded pretax restructuring charges of $1.8 million attributable to the consolidation of certain manufacturing operations in the United States. The restructuring will result in a reduction of approximately 165 employees from the Company's Blue Earth, Minnesota manufacturing facility, with all employees expected to be terminated as of

December 31, 2006. The pretax restructuring charges are anticipated to total $2.5 million and will include expected cash expenditures of $1.7 million, to be completed by the end of the fourth quarter of 2006, primarily for severance costs, with the remaining $0.8 million of the restructuring charges representing non-cash charges associated with the write-down of fixed assets.

      The Company has received a purchase offer on the Blue Earth facility that is contingent on the Company completing certain activities. The closing is scheduled for June 2006.

      The following table summarizes the status of Telex's restructuring reserve and other related expenses during the year ended December 31, 2005 (in thousands):

                                                      EMPLOYEE        ASSET                     TOTAL
                                                     SEPARATION    IMPAIRMENT   OTHER EXIT   RESTRUCTURING
                                                        COSTS         COSTS        COSTS        RESERVE
                                                     ----------   -----------   ----------   -------------
Charges...........................................   $      884   $       836   $       43   $      1,763
Asset impairments.................................                       (836)          --           (836)
Cash payments.....................................          (12)           --          (43)           (55)
                                                     ----------   -----------   ----------   ------------
Balance as of December 31, 2005...................   $      872   $        --   $       --   $        872
                                                     ==========   ===========   ==========   ============

NOTE 4 - INVENTORIES

      Inventories consist of the following as of December 31 (in thousands):

                                                                   2005             2004
                                                                 --------         ---------
Raw materials.................................................   $ 22,832         $  24,088
Work in process...............................................      3,558             8,006
Finished goods................................................     25,352            20,479
                                                                 --------         ---------
                                                                 $ 51,742         $  52,573
                                                                 ========         =========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following as of December 31 (in thousands):

                                                                       2005         2004
                                                                    ----------     --------
Land and improvements............................................   $    2,662     $  2,094
Buildings and improvements.......................................       25,713       26,182
Machinery and equipment..........................................      121,883      115,304
Construction in progress.........................................        3,542        2,327
                                                                    ----------     --------
                                                                       153,800      145,907
Less- Accumulated depreciation...................................     (118,400)    (113,882)
                                                                    ----------     --------
                                                                    $   35,400     $ 32,025
                                                                    ==========     ========

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Under SFAS 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The Company has certain amounts of goodwill denominated in foreign currencies that fluctuate with movement of exchange rates.

      In 2005, the Company completed its annual impairment testing of goodwill and determined there was no impairment.

      In 2004 the Company recorded a goodwill impairment charge of $7.6 million based on the annual impairment evaluation. The charge is associated with the Germany electronics operating unit within the Professional Audio segment. This impairment charge, which is non-deductible for income tax purposes, adjusted the carrying value of the operating unit's goodwill to its implied fair value. In 2004, the operating unit experienced a decline in operating performance compared to prior year and budgeted 2004 results. No goodwill impairment was indicated for other operating units.

      The changes in the carrying value of goodwill for the year ended December 31, 2005 and 2004, by operating segment are as follows:

                                                                                                       ADVANCED
                                                                                                     COMMUNICATION
                                                                                 PROFESSIONAL AUDIO   TECHNOLOGIES    TOTAL
                                                                                 ------------------  -------------  -----------
Balance as of November 30, 2003................................................  $     17,206        $    6,090     $    23,296
Foreign currency translation...................................................            57                --              57
                                                                                 ------------        ----------     -----------
Balance as of December 31, 2003................................................  $     17,263        $    6,090     $    23,353
Goodwill impairment............................................................        (7,604)               --          (7,604)
Foreign currency translation...................................................            96                --              96
                                                                                 ------------        ----------     -----------
Balance as of December 31, 2004................................................  $      9,755        $    6,090     $    15,845
Goodwill acquired..............................................................            --               321             321
Foreign currency translation...................................................          (168)               --            (168)
                                                                                 ------------        ----------     -----------
Balance as of December 31, 2005................................................  $      9,587        $    6,411     $    15,998
                                                                                 ============        ==========     ===========

      Other intangible assets determined to have definite lives are amortized over their remaining useful lives. The other intangible assets consist of dealer and distributor lists, patents, engineering drawings, licenses, and tradenames. The balance was less than $0.1 million, net, as of December 31, 2004. In 2005, the Company purchased patents, designs, and licenses for technologies totaling $0.7 million. These assets are included on the consolidated balance sheet as a component of other assets and totaled less than $0.7 million, net of accumulated amortization, as of December 31, 2005.

NOTE 7 - DEBT

REVOLVING LINES OF CREDIT

      In November 2003, Telex entered into a $15.0 million senior credit facility (the Facility) as part of Old Telex's debt restructuring. Under the Facility, Telex may borrow up to $15.0 million, subject to a borrowing base limitation. At December 31, 2005, Telex's borrowing base limited Telex's borrowing capacity under the Facility to $13.3 million. Interest on outstanding borrowings is calculated, at Telex's option, using the lender's index rate plus 1.0% or LIBOR (4.84% at December 31, 2005) plus 2.5%. At December 31, 2005, Telex had no borrowings under the Facility. The revolving line of credit expires on July 12, 2008 unless earlier terminated. The Facility requires an annual commitment fee of 0.5% of the unused portion of the commitment. Borrowings are secured by substantially all domestic accounts receivable and inventories. Telex had letters of credit outstanding of $0.3 million as of December 31, 2005.

      Certain foreign subsidiaries of Telex have entered into agreements with banks to provide for local working capital needs. Under these agreements, Telex may make aggregate borrowings of up to $9.4 million. At December 31, 2005, Telex had no borrowings, and guarantees of $0.5 million under these facilities, leaving $8.9 million available. The interest rates in effect on these facilities, as of December 31, 2005, ranged from 6.45% to 6.50% and are generally subject to change based upon prevailing local prime rates. In certain instances, the facilities are secured by a lien on foreign real estate, leaseholds or accounts receivable and inventories, or are guaranteed by another subsidiary of Telex.

LONG-TERM DEBT

      Long-term debt consists of the following as of December 31 (in thousands):

                                                                                                 2005        2004
                                                                                              ----------   ----------
TELEX
Senior Secured Notes, due October 15, 2008, bearing interest of 11.5% payable semiannually, secured by substantially all assets of the Company and 65% of the voting stock of foreign
  subsidiaries owned by the Company........................................................   $ 125,000    $  125,000
Interest-free loan, discounted at an effective interest rate of 10.5%, due in monthly installments beginning March 2002 through February 2010, secured by Morrilton, Arkansas
  building (net of unamortized discount of $179 and $259)..................................          706          838
Other......................................................................................          393          720
                                                                                              ----------   ----------
                                                                                                 126,099      126,558
Less - current portion.....................................................................         (458)        (479)
                                                                                              ----------   ----------
      Total Telex long-term debt...........................................................      125,641      126,079

INTERMEDIATE
Senior Subordinated Discount Notes, due January 15, 2009, with an effective interest rate, exclusive of capitalized debt issuance costs, of 15.4%, accreting at 12.0% on the deemed issue
  price of $60,139, unsecured (net of unamortized discount of $46,808 and $58,130)..................        82,308       70,986
                                                                                                       -----------  -----------
      Total Telex long-term debt....................................................................   $   207,949  $   197,065
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

      The Senior Secured Notes and the Senior Credit Facility contain certain financial and nonfinancial restrictive covenants, including limitations on additional indebtedness, payment of dividends, certain investments, sale of assets, consolidations, mergers and transfers of all or substantially all of the Company's assets and capital expenditures, subject to certain qualifications and exceptions. The Company was in compliance with all covenants related to all debt agreements at December 31, 2005 and 2004.

      Aggregate annual payments for maturities of long-term debt are as follows for the years ended December 31 (in thousands):

2006....................................................   $     458
2007....................................................         359
2008....................................................     125,213
2009....................................................     129,329
2010....................................................          35
Thereafter..............................................          --
                                                           ---------
Total at maturity value.................................     255,394
                                                           ---------
Less- unamortized discount and interest to be accrued...     (46,987)
                                                           ---------
                                                           $ 208,407
                                                           =========

NOTE 8 - INCOME TAXES

      Intermediate's pretax income (loss), before cumulative effect of change in accounting, for U.S. and foreign subsidiaries was as follows for the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003(in thousands):

      INTERMEDIATE:

                                                                                        SUCCESSOR              PREDECESSOR
                                                                          ----------------------------------   -----------
                                                                              2005         2004        2003       2003
                                                                          -----------   ---------   --------   -----------
United States...........................................................  $    (5,472)  $ (10,255)  $   (524)  $   (11,416)
Foreign.................................................................        9,339      13,418       (146)        8,942
                                                                          -----------   ---------   --------   -----------
Income (loss)...........................................................  $     3,867   $   3,163   $   (670)  $    (2,474)
                                                                          ===========   =========   ========   ===========

      Significant components of the provision for income taxes are as follows for the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003 (in thousands):

                                                                                                 SUCCESSOR             PREDECESSOR
                                                                                  -----------------------------------  -----------
                                                                                     2005       2004          2003         2003
                                                                                  -----------  ---------  -----------  -----------
Current:
  Federal......................................................................   $     2,767  $   2,650  $       796  $       --
  State........................................................................           265        113           56          90
  Foreign.......................................................................        3,895      5,414          710       3,477
                                                                                  -----------  ---------  -----------  ----------
                                                                                        6,927      8,177        1,562       3,567
Deferred........................................................................          (31)       367         (391)         18
                                                                                  -----------  ---------  -----------  ----------
                                                                                  $     6,896  $   8,544  $     1,171  $    3,585
                                                                                  ===========  =========  ===========  ==========

      A reconciliation of the income taxes computed at the federal statutory rate to the Company's income tax provision is as follows for the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003 (in thousands):

                                                                                      SUCCESSOR                   PREDECESSOR
                                                                           ------------------------------------   -----------
                                                                             2005        2004        2003             2003
                                                                           -----------  ---------  ------------   -----------
Federal tax (benefit) at statutory rate..................................  $     1,315  $   1,075  $       (228)  $      (841)
State tax (benefit), net of federal tax..................................          304         44            38          (316)
Nondeductible goodwill impairment and
  amortization...........................................................           --      2,691            --            --
Change in deferred tax asset valuation
  allowance..............................................................          933      1,706          (105)        4,003
Foreign tax rate differences.............................................          678      1,219           369           421
Foreign dividend income..................................................        3,112         --            --            --
Other....................................................................          554      1,809         1,097           318
                                                                           -----------  ---------  ------------   -----------
                                                                           $     6,896  $   8,544  $      1,171   $     3,585
                                                                           ===========  =========  ============   ===========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows as of December 31 (in thousands):

                                                                                       2005          2004
                                                                                    ----------    ---------
Deferred tax liabilities:
  Tax over book depreciation....................................................    $    1,127    $    1,019
  Tax on unremitted non-U.S. earnings...........................................         2,618            --
  Foreign related liability.....................................................           452           582
                                                                                    ----------    ----------
     Total deferred tax liabilities.............................................         4,197         1,601
                                                                                    ----------    ----------
Deferred tax assets:
  Interest expense at Intermediate not currently deductible.....................         6,994         3,828
  Pension accrual...............................................................         2,119         2,719
  Inventory reserves............................................................         1,785         1,788
  Bad debt reserves.............................................................           461           410
  Vacation accrual..............................................................           769           678
  Warranty reserves.............................................................           671           924
  Tax loss carryforward.........................................................           756           748
  Other.........................................................................         2,754         2,466
                                                                                    ----------    ----------
     Total deferred tax assets..................................................        16,309        13,561
Valuation allowance.............................................................       (11,933)      (11,812)
                                                                                    ----------    ----------
     Deferred tax assets, net of valuation allowance............................         4,376         1,749
                                                                                    ----------    ----------
Net deferred tax assets.........................................................    $      179    $      148
                                                                                    ==========    ==========

      Telex:

      Telex's pretax income (loss), before cumulative effect of change in accounting, for U.S. and foreign subsidiaries was as follows for the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003 (in thousands):

                                                                                    SUCCESSOR                  PREDECESSOR
                                                                      --------------------------------------   -----------
                                                                          2005         2004         2003           2003
                                                                      -----------   ---------   ------------   -----------
United States.......................................................   $    6,985   $     520   $        777   $   (11,416)
Foreign.............................................................        9,339      13,418           (146)        8,942
                                                                      -----------   ---------   ------------   -----------
Income (loss).......................................................  $    16,324   $  13,938   $        631   $    (2,474)
                                                                      ===========   =========   ============   ===========

      Significant components of the provision for income taxes are as follows for the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003 (in thousands):


                                                                                SUCCESSOR                     PREDECESSOR
                                                                       -----------------------------------    ------------
                                                                           2005       2004         2003           2003
                                                                       -----------   ---------   ---------    -----------
Current:
  Federal...........................................................   $     2,767   $   2,650   $     796    $        --
  State.............................................................           265         113          56             90
  Foreign...........................................................         3,895       5,406         710          3,477
                                                                       -----------   ---------   ---------    -----------
                                                                             6,927       8,169       1,562          3,567
Deferred............................................................        (3,697)        375        (391)            18
                                                                       -----------   ---------   ---------    -----------
                                                                       $     3,230   $   8,544   $   1,171    $     3,585
                                                                       ===========   =========   =========    ===========

      A reconciliation of the income taxes computed at the federal statutory rate to Telex's income tax provision is as follows for the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003 (in thousands):

                                                                                      SUCCESSOR                 PREDECESSOR
                                                                       --------------------------------------   -----------
                                                                           2005         2004         2003            2003
                                                                       -----------   ---------   ------------   -----------
Federal tax (benefit) at statutory rate.............................   $     5,550   $   4,738   $        215   $     (841)
State tax (benefit), net of federal tax.............................           304         407             85         (316)
Nondeductible goodwill impairment and amortization..................            --       2,691             --           --
Change in deferred tax asset valuation allowance....................        (6,303)     (1,742)          (482)       4,003
Foreign tax rate differences........................................           676       1,219            369          421
Foreign dividend income.............................................         3,112          --             --           --
Other...............................................................          (109)      1,231            984          318
                                                                       -----------   ---------   ------------   ----------
                                                                       $     3,230   $   8,544   $      1,171   $    3,585
                                                                       ===========   =========   ============   ==========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Telex's deferred tax liabilities and assets are as follows as of December 31 (in thousands):

                                                                                        2005        2004
                                                                                    -----------   --------
Deferred tax liabilities:
  Tax over book depreciation....................................................    $     1,127   $  1,019
  Tax on unremitted non-U.S. earnings...........................................          2,618         --
  Foreign related liability.....................................................            452        582
                                                                                    -----------   --------
     Total deferred tax liabilities.............................................          4,197      1,601
                                                                                    -----------   --------
Deferred tax assets:
  Pension accrual...............................................................          2,119      2,719
  Inventory reserves............................................................          1,785      1,788
  Bad debt reserves.............................................................            461        410
  Vacation accrual..............................................................            769        678
  Warranty reserves.............................................................            671        924
  Tax loss carryforward.........................................................            756        748
  Other.........................................................................          2,754      2,466
                                                                                    -----------   --------
     Total deferred tax assets..................................................          9,315      9,733
Valuation allowance.............................................................           (756)    (7,984)
                                                                                    -----------   --------
     Deferred tax assets, net of valuation allowance............................          8,559      1,749
                                                                                    -----------   --------
Net deferred tax assets.........................................................    $     4,362   $    148
                                                                                    ===========   ========

      Telex has established a net deferred tax asset valuation allowance of $0.8 million due to the uncertainty of the realization of future tax benefits. This amount relates entirely to foreign deferred tax assets resulting from net operating carryforwards because of the uncertainty regarding their realization. Management has considered this factor in reaching our conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

      Telex reduced the deferred tax valuation allowance by $7.2 million in 2005 as we have generated positive taxable income in the United States and determined the deferred tax assets are realizable. Telex also expects to continue to generate future taxable income in the United States.

      Intermediate has significant United States deferred tax assets resulting from deductible temporary differences, which consists mainly of interest expense of its Senior Subordinated Discount Notes. Unlike Telex, Intermediate has a history of losses in the United States, which weighs heavily in determining the need for a valuation allowance. Given Intermediate's history of losses and expected continuation of the losses, we have established a valuation allowance for all of Intermediate's U.S. net deferred tax assets as of December 31, 2005. Intermediate will reduce the valuation when and if Intermediate determines that the deferred tax assets are more likely than not to be realized.

      As of December 31, 2005, the Company has foreign net operating loss carryforwards of $0.8 million, which expire between 2006 and 2013. As a result of the November 2003 debt restructuring, the U.S. net operating loss carryforward generated through November 2003 was retained by Old Telex. Intermediate and Telex file a consolidated U.S. tax return with Old Telex. The tax provision recorded by Telex is calculated on a separate company basis under a tax sharing agreement with Old Telex. Telex has a payable to Old Telex of $6.2 million and $3.3 million as of December 31, 2005 and 2004, respectively, associated with the utilization of Old Telex's net operating loss.

As of December 31, 2004, the Company had a reserve of $3.7 million included in income taxes payable related to a settlement with the Internal Revenue Service
(IRS) for the expected tax liability, penalties and accrued interest (as of the settlement date) related to a dispute for taxable years 1990 through 1995. The Company agreed with the IRS on the final amount of the tax liability to be paid and had been making monthly payments. In March 2005, the Company received a research and development credit, plus interest, of $0.6 million for taxable years 1990 through 1995. This amount was applied to the outstanding $3.7 million payable. In August 2005, the Company paid off the outstanding balance.

      With the exception of Japan, accumulated and current unremitted earnings of the Company's foreign subsidiaries are deemed to be reinvested in each country and are not expected to be remitted. As such, no U.S. taxes have been provided for such foreign earnings.

      During 2005, we repatriated $2.8 million of earnings from our Japanese subsidiary. We were unable to utilize any foreign tax credits generated in connection with this distribution. We also recorded a deferred income tax liability of $2.6 million related to approximately $7.5 million of unremitted Japanese earnings that are no longer considered permanently reinvested.

NOTE 9 - RELATED-PARTY TRANSACTIONS

      In 2000, the Company relocated its corporate headquarters to a facility leased from DRF 12000 Portland LLC (the LLC), an entity in which the Company has a 50% interest. The Company contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. The Company's allocable share of the LLC income is included as a component of other income in the accompanying consolidated statements of operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At December 31, 2005, the remaining balance on the mortgage was $6.5 million. The annual lease payments to the LLC are $1.1 million for years 1 to 5 and $1.2 million for years 6 to 10. The Company is currently in year 6 of the lease. The Company may renew the lease at the end of the initial lease for three renewal terms of five years each. The lease has been classified as an operating lease and the Company records the lease obligations as rent expense.

The LLC results of operations and the Company's equity in earnings of the LLC were (in thousands):

                                                                            SUCCESSOR               PREDECESSOR
                                                                  -------------------------------   ------------
                                                                   2005      2004        2003           2003
                                                                  -------   ---------   ---------   ------------
Gross revenue..................................................   $ 1,776   $   1,736    $    144   $      1,584
Costs and expenses.............................................     1,439       1,464         123          1,358
                                                                  -------   ---------   ---------   ------------
Net income.....................................................   $   337   $     272   $      21   $        226
                                                                  =======   =========   =========   ============
Equity share in earnings of the LLC............................   $   168   $     136   $      10   $        113
                                                                  =======   =========   =========   ============

      Condensed balance sheet information for the LLC as of December 31 was (in thousands):

                                                       2005          2004
                                                   ----------      --------
Current assets                                     $      221      $     69
Noncurrent assets                                       8,834         9,137
Current liabilities                                       372           357
Noncurrent liabilities                                  7,299         7,359

NOTE 10 - PENSION AND POSTRETIREMENT BENEFITS

      The Company has one noncontributory defined benefit cash balance pension plan as a result of a merger in August 2000 of the Company's union employee plan with its nonunion employee plan. Two benefit structures, union and nonunion, are maintained under the merged plan. Under the terms of the cash balance pension plan, accrued benefits are expressed as "account balances" for each participant. Through June 30, 2003, each active participant's account received a benefit credit each year based on the participant's age, vesting service, and total remuneration covered by the pension plan, consisting of base salary, commission, overtime and bonuses paid to the participant. Each year the account balances are increased by an interest credit based on the average six-month U.S. Treasury bill rate for November 1 of the prior year, plus 1%. The interest credit for a full calendar year will not be less than 5%, nor greater than the interest rate used to determine lump sum payments. Effective June 30, 2003, the Company decided to freeze future pension plan benefits. The decision resulted in recognition of previously unrecognized prior service benefits in accordance with SFAS No. 88. Plan participants will continue to receive interest credits, but will no longer receive a benefit credit.

      Pension costs are funded annually, subject to limitations. The Company's funding policy is to make annual contributions of not less than the minimum required by applicable regulations.

      The following table presents the funded status of the plans as of and for the years ended December 31 (in thousands):

                                                               PENSION BENEFITS
                                                              2005          2004
                                                            ---------      -------
Change in benefit obligation:
  Benefit obligation at beginning of period.............    $  23,896      $ 23,008
  Interest cost.........................................        1,204         1,337
  Actuarial loss (gain).................................          243         1,847
  Benefits paid.........................................       (2,226)       (2,296)
                                                            ---------      --------
Benefit obligation at end of period.....................       23,117        23,896
                                                            ---------      --------
Change in plan assets:
  Fair value of plan assets at beginning of period......       17,251        17,253
  Actual return on plan assets..........................        1,015         1,827
  Employer contribution.................................           12           467
  Benefits paid.........................................       (2,226)       (2,296)
                                                            ---------      --------
Fair value of plan assets at end of period..............       16,052        17,251
                                                            ---------      --------
Change in funded status:
  Funded status.........................................       (7,065)       (6,645)
  Unrecognized actuarial loss...........................        8,544         8,267
                                                            ---------      --------
Net amount recognized...................................    $   1,479      $  1,622
                                                            =========      ========
Amounts recognized in the consolidated balance sheets
  consist of:
  Accrued benefit liability.............................    $  (7,065)     $ (6,645)
  Accumulated other comprehensive loss..................        8,544         8,267
                                                            ---------      --------
Net amount recognized...................................    $   1,479      $  1,622
                                                            =========      ========

                                                                           PENSION BENEFITS
                                            ----------------------------------------------------------------
                                                                 SUCCESSOR                      PREDECESSOR
                                            -----------------------------------------------    -------------
                                                 YEAR             YEAR           ONE MONTH     ELEVEN MONTHS
                                                 ENDED            ENDED            ENDED            ENDED
                                             DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     NOVEMBER 30,
                                                 2005             2004             2003            2003
                                            -------------    -------------    -------------    -------------
Weighted average assumptions used
  to determine benefit
  obligations at December 31:
  Discount rate.........................             5.25%            5.25%             6.0%             6.0%
  Rate of compensation
    increase............................              N/A              N/A              N/A              N/A
Weighted average assumptions used
  to determine net periodic
  pension cost:
  Discount rate.........................             5.25%             6.0%             6.5%             6.5%
  Expected return on plan
    assets..............................              8.5              8.5              8.5              8.5
  Rate of compensation
    increase............................              N/A              N/A              4.5              4.5
Components of net periodic
  benefit cost (income):

  Service cost..........................    $          --    $          --      $        40    $         445
  Interest cost.........................            1,204            1,337              118            1,297
  Expected return on plan
    assets..............................           (1,473)          (1,822)            (154)          (1,695)
  Amortization of prior service
    cost................................               --               --              (15)            (159)
  Recognized actuarial gain.............              424               --               --               --
  Curtailment gain .....................               --               --               --           (2,414)
                                            -------------    -------------      -----------    -------------
Net periodic benefit cost
  (income)..............................    $         155    $        (485)     $       (11)   $      (2,526)
                                            =============    =============      ===========    =============

      The expected rate of return on pension plan assets is based on the weighting of the Company's asset allocations and the 30-year rolling historical averages during the period 1926-2001. The expected return ranged from 7.3% to 10.1% with a midpoint of approximately 8.5%, the expected return on plan assets rate selected by the Company.

      The increase (decrease) in the minimum liability included in other comprehensive loss was $277,000, $1,841,000, ($2,351,000), and $5,078,000 for
the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003, respectively.

      The pension plan asset allocations at December 31, 2005 and 2004, by asset category are as follows:

                                      2005        2004
                                     ------      -----
Asset Category
  Equity securities.............         61%        64%
  Debt securities...............         15         14
  Other.........................         24         22
                                     ------      -----
     Total......................        100%       100%
                                     ======      =====

      The Company's investment policy is to maintain equity securities in the range of 40% to 70% of plan assets, debt securities in the range of 20% to 30% and other assets in the range of 15% to 25%. Pension plan asset performance and allocations are reviewed quarterly with portfolio rebalancing completed in the following quarter. If cash flows are not sufficient to bring the allocations within the acceptable ranges, the Company's pension committee may balance the component weightings to the target levels it deems necessary. The Company expects to make contributions totaling $1.6 million in 2006 based on current actuarial data.

      The Company provides a 401(k) savings plan for U.S. employees. Employee contributions of up to 6% of eligible compensation are matched 50% by the Company. The Company's contributions amounted to $0.9 million, $0.8 million, $0.5 million and $0.3 million for the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003, respectively. The match was suspended between April and October of 2003 with a retro contribution accrued in December 2003.

      The Company's Japanese subsidiary also has a retirement and termination plan (the Retirement Plan), which provides benefits to employees in Japan upon their termination of employment. The benefits are based upon a multiple of the employee's monthly salary, with the multiple determined based upon the employee's years of service. The multiple paid to employees who retire or are involuntarily terminated is greater than the multiple paid to those who voluntarily terminate their services. The Retirement Plan is unfunded, and the accompanying consolidated balance sheet includes a liability of approximately $0.9 million at December 31, 2005, which represents the actuarially determined estimated present value of the Company's liability as of this date. In developing this estimate, the actuary used discount and compensation growth rates prevailing in Japan of 1.0% and 3.2%, respectively. The Company charged to expense $0.2 million, $0.2 million, $17,000 and $0.2 million, respectively, for the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003 and the eleven-month period ended November 30, 2003.

      The benefits expected to be paid over the next ten years are as follows, for the years ended December 31 (in thousands):

                                            U.S. PLAN        JAPAN PLAN
                                            ---------       -----------
2006....................................    $   2,048       $        49
2007....................................        1,934                89
2008....................................        1,990                50
2009....................................        1,825               333
2010....................................        1,906                50
2011-2015...............................        8,623               257

     The Company provides postretirement benefits of health and life insurance to a limited number of its U.S. retirees. Contributions paid by the employees toward the cost of the plan are a flat dollar amount per month in certain instances or a range from 25% to 100% of the cost of the plan in other instances. The accumulated postretirement benefit obligation recognized by the Company was $92,000 and $122,000 as of December 31, 2005 and 2004, respectively. The net periodic benefit (income) cost was $(30,000), $(47,000), $2,000 and $(322,000) for the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003 and the eleven-month period ended November 30, 2003, respectively. The eleven-month period ended November 30, 2003 includes a benefit of $339,000 resulting from a curtailment due to the exclusion of all nonunion participants as of June 30, 2003.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LITIGATION

     From time to time the Company is a party to various legal actions in the normal course of business. In November 2005 the Company was named as a defendant in a lawsuit filed by Ace Pro Sound and Recording, LLC seeking more than $1.0 billion in damages. The Company is one of nine named defendants, who are various suppliers of musical, sound and recording equipment. The Company believes the claims asserted are without merit and is vigorously contesting the allegations. In response to the defendants' motion to dismiss the claims, filed in March 2006, the plaintiff has expressed its intention to file a motion to amend the complaint. It is anticipated that the plaintiff's motion will be granted and its amended complaint will be filled in April 2006. The Company believes the outcome to this litigation will not have a material adverse effect on its financial condition or results of operations.

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

      Our site in Buchanan, Michigan, formerly owned by Mark IV Industries, Inc. (Mark IV), has been designated a Superfund site under the federal Comprehensive Environmental Response, Compensation and Liability Act, and we are a responsible party, under Tennessee law, at two other sites that we acquired from Mark IV and which were subsequently sold in 2002 and 2003. Mark IV has agreed to indemnify us under certain contractual arrangements for specified contamination at the Michigan site, excluding any contamination that exists within the manufacturing facility and for the future monitoring and remediation of soil and/or groundwater required at the Tennessee sites. Mark IV has performed under these arrangements with respect to these properties since 1996 with no expenses incurred by Telex, with the exception of those voluntarily assumed associated with the sale of one of the Tennessee sites.

      Telex is responsible for any contamination that may exist within the Buchanan facility and third party environmental studies we have requested indicate no exposure or remediation is necessary at this time unless the concrete flooring within the facility is disturbed. We ceased manufacturing operations at this facility in 2002 and are actively marketing the property. We would be financially responsible for any remediation that would be required within the manufacturing facility. In 2004 we recorded a charge of $0.3 million in accordance with SFAS No. 144 to reduce the carrying value of the asset to fair market value.

      The two sites in Tennessee are also covered by the Mark IV contractual arrangements. One site requires on-going groundwater monitoring and received a No Further Action notice in 2001 from the Tennessee Department of Environment and Conservation (TDEC) related to contaminated soils. Telex has agreed to indemnify the purchaser of the other Tennessee site until a No Further Action notice is received from TDEC. Mark IV continues to pay the expenses related to monitoring activities at these sites.

      We have not recorded an environmental loss contingency accrual for either of the Tennessee sites or the Buchanan site because we have determined that an environmental loss is remote given that Mark IV has assumed direct responsibility for the remediation of the sites under its contractual requirements and has continued to perform in accordance with the arrangements.

      We also believe our exposure is remote related to any contamination within the Buchanan site based on third party environmental evaluations. We will reassess this position if new information indicates a need to recognize an accrual.

      We are party to a 1988 Consent Decree with the Nebraska Department of Environmental Quality (NDEQ) relating to the cleanup of hazardous waste at our Lincoln, Nebraska facility. In December 1997, we entered into an Administrative Order on Consent with the U.S. Environmental Protection Agency (U.S. EPA) under the Resource Conservation and Recovery Act (RCRA) to further investigate and remediate contaminants at the Lincoln facility and an adjacent property (Lincoln site). The 1997 Administrative Order on Consent has expired and we are in the process of negotiating a replacement Administrative Order on Consent with the U.S. EPA. We do not believe that the costs related to our responsibilities at this site under a new Administrative Order on Consent will result in a material adverse effect on our results of operations or financial condition. Through December 31, 2005, we had accrued approximately $2.0 million over the life of the project for anticipated costs to be incurred for the Lincoln site cleanup activities, of which approximately $1.7 million has been paid.

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

      The chief executive officer (CEO) entered into an employment agreement with the Company effective April 14, 2003, which was subsequently amended on January 14, 2004, pursuant to which the CEO will receive (i) an annual base salary of $350,000; (ii) an annual bonus based on the objectives and awards established by the Board of Directors, and (iii) in the event his employment is terminated without cause, or he terminates his employment for good reason, the Company will pay one year's base annual salary and an amount equal to his bonus earned prorated as of the date of termination payable as and when paid to other eligible bonus plan participants.

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

LEASE COMMITMENTS

      At December 31, 2005, the Company had various noncancelable operating leases for corporate headquarters, manufacturing, distribution and office buildings, warehouse space and equipment. Rental expense charged to operations was $3.5 million, $3.4 million, $0.3 million, and $3.1 million for the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003, respectively.

      Approximate future minimum rental commitments under all noncancelable operating leases are as follows for the years ended December 31 (in thousands):

2006....................................    $ 3,118
2007....................................      2,297
2008....................................      1,880
2009....................................      1,646
2010....................................        749
2011 and thereafter.....................      1,106
                                            -------
  Total minimum lease commitments.......    $10,796
                                            =======

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

ADVANCED COMMUNICATION TECHNOLOGIES

      Advanced Communication Technologies targets five principal product markets including: (i) digital audio duplication products for the religious, education and enterprise markets; (ii) military/aviation communication products for the military and aviation markets; (iii) antenna products serving the original equipment manufacturer and government and military markets; (iv) land mobile and dispatch communication products for the public safety, military and industrial markets; and (v) audio and wireless education products for classroom and computer based education markets.

      The following tables provide information by business segment (in thousands):

                                                                       ADVANCED
                                                      PROFESSIONAL   COMMUNICATION
                                                         AUDIO        TECHNOLOGIES     CORPORATE      CONSOLIDATED
                                                      ------------   -------------    ------------    ------------
Net sales:
  2005 -- Successor...............................    $   245,139    $  62,594        $        --     $   307,733
  2004 -- Successor...............................        240,521       56,307                 --         296,828
  2003 -- Successor one month.....................         19,774        5,659                 --          25,433
  2003 -- Predecessor eleven months...............        189,196       53,910                 --         243,106
Operating income (loss):
  2005 -- Successor...............................         22,138       11,848             (2,226)         31,760
  2004 -- Successor...............................         19,310       10,122                (47)         29,385
  2003 -- Successor one month.....................          1,645          879                496           3,020
  2003 -- Predecessor eleven months...............         17,561        5,331              1,002          23,894
Depreciation expense:
  2005 -- Successor...............................          5,377          404              1,058           6,839
  2004 -- Successor...............................          4,904          354                797           6,055
  2003 -- Successor one month.....................            401           19                 61             481
  2003 -- Predecessor eleven months...............          4,635          347                610           5,592
Additions of property, plant, and equipment:
  2005 -- Successor...............................          6,477        1,066              4,271          11,814
  2004 -- Successor...............................          4,763          879              2,080           7,722
  2003 -- Successor one month.....................            326          108                112             546
  2003 -- Predecessor eleven months...............          2,691          426              2,048           5,165
Total assets:
  2005............................................        117,698       39,670             24,628         181,996
  2004............................................        122,557       36,077             21,386         180,020
  2003............................................        119,547       37,792             13,789         171,128

      Corporate operating expenses include corporate engineering, selling, general and administrative costs, amortization of other intangibles, and restructuring charges. Corporate identifiable assets relate principally to the Company's investment in information systems and corporate facilities, as well as cash and deferred financing costs.

      The Company's net sales into each of its principal geographic regions were as follows for the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003 (in thousands):

                                                 SUCCESSOR                             PREDECESSOR
                                     -------------------------------------------   --------------------
                                                               ONE MONTH ENDED      ELEVEN MONTHS ENDED
                                        2005           2004    DECEMBER 31, 2003     NOVEMBER 30, 2003
                                     ------------   ---------  -----------------   ---------------
United States.....................   $    154,923   $148,803       $ 12,830             $ 121,650
Europe ...........................         83,426     84,702          6,761                69,628
Asia .............................         48,681     41,539          4,476                30,470
Other foreign countries ..........         20,703     21,784          1,366                21,358
                                     ------------   --------       --------             ---------
                                     $    307,733   $296,828       $ 25,433             $ 243,106
                                     ============   ========       ========             =========

      Long-lived assets of the Company's U.S. and international operations were as follows at December 31 (in thousands):

                                             2005           2004
                                          ----------    ------------
United States..........................   $  44,017     $   43,352
International..........................      15,396         13,976
                                          ---------     ----------
Consolidated...........................   $  59,413     $   57,328
                                          =========     ==========

NOTE 13 -- EQUITY

      Telex was created in October 2003 with 1,000 shares of common stock, par value of $0.01 per share authorized. There are 500 shares issued and outstanding as of December 31, 2005 and 2004. The shares are 100% owned by Intermediate.

      Intermediate was created in October 2003 as a limited liability company with its membership interest owned by Old Telex.

COMMON STOCK

      In the fourth quarter of 2001, prior to the November 2001 Debt Restructuring, Old Telex's authorized shares of Common Stock were increased from 1,000 shares to 10 million shares. In 2004 certain members of Telex management purchased 540,000 shares of common stock of Old Telex at prices ranging from $0.30 to $0.327 per share. Total shares issued and outstanding as of December 31, 2005 were 6,675,702.

WARRANTS

      Warrants entitling the holders to purchase up to 1,666,155 shares (subject to certain antidilution adjustments) of common stock were issued by Old Telex in November 2001. In the November 2003 debt restructuring, Old Telex offered holders of existing warrants the ability to exchange the warrants for common stock of Old Telex at an exchange rate of 70% of the original warrant. The exchange offer removed the requirement that Old Telex satisfy certain financial performance targets prior to the warrant being exercisable. Holders of 1,640,821 warrants exchanged the warrants for 1,148,575 shares of common stock of Old Telex. There are 25,334 warrants outstanding as of December 31, 2005. The number of the warrants that can be exercised depends on EBITDA performance for the year ended December 31, 2006.

STOCK OPTIONS

      In 2003, the Company's CEO was granted 100,000 shares of Old Telex common stock in the form of nonstatutory stock options under a subscription and option agreement. The options vested immediately upon grant and provide for early termination in the event of termination of employment, a sale or liquidation of Old Telex, and will expire on September 30, 2008.

      In 2004, Old Telex adopted a stock option plan under which 140,000 shares of common stock of Old Telex were reserved for the granting of nonstatutory stock options at exercise prices not less than 100% of the fair market value of the Old Telex common stock on the date of grant. As of December 31, 2005 stock options for 95,000 shares had been granted under the plan, leaving 45,000 shares available for future grants. Options granted under the stock plan generally vest over five years and expire after ten years.

      Options granted and outstanding at December 31, 2005 include 100,000 at an exercise price of $15.00 per share and 95,000 at an exercise price of $6.00 per share. No options were exercised or cancelled in 2005.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, foreign currency forward contracts and the revolving line of credit approximates fair value because of the short maturity of these instruments.

      The carrying amount of the Company's long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The 2005 and 2004 fair value of Telex's Senior Secured Notes is estimated at $133.1 million and $137.5 million, respectively, based on quoted market values for the notes. The 2005 and 2004 fair value of Intermediate's Senior Subordinated Discount Notes is estimated at $80.1 million and $81.3 million, respectively, based on quoted market values for the notes. The estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

NOTE 15 - QUARTERLY FINANCIAL DATA

        The following table shows the unaudited quarterly financial data for Intermediate for the years ended December 31, 2005 and 2004 (in thousands):

                               FIRST QUARTER      SECOND QUARTER    THIRD QUARTER     FOURTH QUARTER        TOTAL
                              ---------------    ---------------   ---------------    ---------------    ---------------
2005
Net sales ..................  $        73,888    $        80,358   $        78,007    $        75,480    $       307,733
Operating income ...........            7,107             10,701             7,583              6,369             31,760
Net (loss) income ..........             (268)               985            (1,191)            (2,555)            (3,029)

                               FIRST QUARTER      SECOND QUARTER    THIRD QUARTER     FOURTH QUARTER        TOTAL
                              ---------------    ---------------   ---------------    ---------------    --------------
2004
Net sales...................  $        67,266    $        77,729   $        77,374    $        74,459    $       296,828
Operating income............            6,851             10,455            11,073              1,006             29,385
Net (loss) income...........           (1,356)             1,599             1,797             (7,421)            (5,381)

      The following table shows the unaudited quarterly financial data for Telex for the years ended December 31, 2005 and 2004 (in thousands):

                               FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER         TOTAL
                              ---------------    ---------------   ---------------    ---------------    ---------------
2005
Net sales...................  $        73,888    $        80,358   $        78,007    $        75,480    $       307,733
Operating income............            7,124             10,714             7,588              6,388             31,814
Net income..................            2,690              4,042             1,967              4,395             13,094

                               FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER         TOTAL
                              ---------------    ---------------   ---------------    ---------------    ---------------
2004
Net sales...................  $        67,266    $        77,729   $        77,374    $        74,459    $       296,828
Operating income............            6,861             10,469            11,078              1,011             29,419
Net income (loss)...........            1,196              4,248             4,529             (4,579)             5,394

      In 2005, Telex recorded restructuring charges of $1.1 million and $0.7 million in the third and fourth quarters, respectively. Telex also recorded an income tax benefit of $6.3 million related to reduction of its deferred income tax valuation allowance and an income tax expense of $3.1 million related to foreign dividend income in the fourth quarter

      In 2004, Telex recorded goodwill and asset impairment charges of $7.9 million in the fourth quarter.

      Intermediate results for 2005 and 2004 include all of the Telex transactions discussed above with the exception of the income tax benefit related to the reduction of the deferred income tax valuation allowance.

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

      The following tables present condensed consolidating balance sheets as of December 31, 2005 and December 31, 2004, condensed consolidating statements of operations for the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003, and condensed consolidating statements of cash flows for the years ended December 31, 2005 and 2004, the one-month period ended December 31, 2003, and the eleven-month period ended November 30, 2003. Intermediate's 13% senior subordinated discount notes are unsecured and are not guaranteed by any other party.

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2005
                                 (IN THOUSANDS)

                                                                             NON -
                                             ISSUER        GUARANTOR      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                           ------------   ------------   ------------    ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents               $      3,809   $        -     $      9,380    $        -      $     13,189
   Accounts receivable, net                      24,777            -           26,241             -            51,018
   Inventories                                   24,050            -           32,367        (4,675)           51,742
   Deferred income taxes                          5,704            -              334             -             6,038
   Prepaid expenses                               1,576            -            1,657             -             3,233
   Other current assets                             338       33,415            6,488       (38,739)            1,502
                                           ------------   ----------     ------------    ----------      ------------

      Total current assets                       60,254       33,415           76,467       (43,414)          126,722

Property, plant and equipment, net               23,590            -           11,810             -            35,400
Deferred financing costs, net                     3,981            -                -             -             3,981
Goodwill, net                                    14,500            -            1,498             -            15,998
Other assets                                      1,131            -            2,342            (8)            3,465
Investment in subsidiaries                       83,899       50,497                -      (134,396)                -
                                           ------------   ----------     ------------    ----------      ------------
                                           $    187,355   $   83,912     $     92,117    $ (177,818)     $    185,566
                                           ============   ==========     ============    ==========      ============

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current maturities of long-term debt    $        212   $        -     $        246    $        -      $        458
   Accounts payable                               9,305            -            5,924             -            15,229
   Accrued wages and benefits                     6,009            -            6,839             -            12,848
   Accrued interest                               2,995            -              -               -             2,995
   Other accrued liabilities                     20,159            -           26,579       (38,719)            8,019
   Income taxes payable                           1,052            -              751             -             1,803
                                           ------------   ----------     ------------    ----------      ------------

      Total current liabilities                  39,732            -           40,339       (38,719)           41,352

Long-term debt, net                             125,493            -              148             -           125,641
Other long-term liabilities                      12,709           13            1,133             -            13,855
                                           ------------   ----------     ------------    ----------      ------------
      Total liabilities                         177,934           13           41,620       (38,719)          180,848
                                           ------------   ----------     ------------    ----------      ------------

Shareholder's equity (deficit)                    9,421       83,899           50,497      (139,099)            4,718
                                           ------------   ----------     ------------    ----------      ------------

                                           $    187,355   $   83,912     $     92,117    $ (177,818)     $    185,566
                                           ============   ==========     ============    ==========      ============

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2004
                                 (IN THOUSANDS)

                                           ISSUER        GUARANTOR      NON-GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                        -------------   -------------   --------------   --------------   --------------
ASSETS
   Current assets:
   Cash and cash equivalents            $       8,593   $         200   $       6,166    $           -    $      14,959
   Accounts receivable, net                    22,370               -          27,807                -           50,177
   Inventories                                 22,686               -          34,043           (4,156)          52,573
   Deferred income taxes                          358               -             730                -            1,088
   Prepaid expenses                             1,306               -             636                -            1,942
   Other current assets                           264          34,023          11,059          (43,393)           1,953
                                        -------------   -------------   -------------    -------------    -------------

      Total current assets                     55,577          34,223          80,441          (47,549)         122,692

Property, plant and equipment, net             21,328               -          10,697                -           32,025
Deferred financing costs, net                   5,350               -               -                -            5,350
Goodwill, net                                  14,500               -           1,345                -           15,845
Other assets                                    1,362               -           1,934                -            3,296
Investment in subsidiaries                     86,642          52,432               -         (139,074)               -
                                        -------------   -------------   -------------    -------------    -------------

                                        $     184,759   $      86,655   $      94,417    $    (186,623)   $     179,208
                                        =============   =============   =============    =============    =============

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
   Revolving lines of credit            $           -   $           -   $       1,011    $           -    $       1,011
   Current maturities of long-term debt           212               -             267                -              479
   Accounts payable                             7,374               -           5,799                -           13,173
   Accrued wages and benefits                   5,276               -           6,367                -           11,643
   Accrued interest                             2,995               -               -                -            2,995
   Other accrued liabilities                   26,099               -          25,387          (43,515)           7,971
   Income taxes payable                         4,454               -           1,094                -            5,548
                                        -------------   -------------   -------------    -------------    -------------

      Total current liabilities                46,410               -          39,925          (43,515)          42,820

Long-term debt, net                           125,626               -             453                -          126,079
Other long-term liabilities                    10,903              13           1,607                -           12,523
                                        -------------   -------------   -------------    -------------    --------------
      Total liabilities                       182,939              13          41,985          (43,515)         181,422
                                        -------------   -------------   -------------    -------------    --------------

Shareholder's equity (deficit)                  1,820          86,642          52,432         (143,108)          (2,214)
                                        -------------   -------------   -------------    -------------    -------------
                                        $     184,759   $      86,655   $      94,417    $    (186,623)   $     179,208
                                        =============   =============   =============    =============    =============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2005
                                 (IN THOUSANDS)

                                                                         NON -
                                            ISSUER         GUARANTOR     GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                         ------------    ------------   ------------    ------------    ------------
Net sales                                $    208,047    $          -   $    176,563    $    (76,877)   $    307,733
Cost of sales                                 124,339               -        124,212         (76,082)        172,469
                                         ------------    ------------   ------------    ------------    ------------
         Gross profit                          83,708               -         52,351            (795)        135,264
                                         ------------    ------------   ------------    ------------    ------------
Operating expenses:

   Engineering                                 10,035               -          7,357               -          17,392
   Selling, general and administrative         50,636               -         33,659               -          84,295
   Restructuring charges                        1,763               -              -               -           1,763
                                         ------------    ------------   ------------    ------------    ------------
                                               62,434               -         41,016               -         103,450
                                         ------------    ------------   ------------    ------------    ------------
      Operating income (loss)                  21,274               -         11,335            (795)         31,814

Interest expense                              (16,115)            473           (718)              -         (16,360)
Other income (expense), net                     1,374               -           (504)              -             870
Equity in earnings of subsidiaries              6,569           6,096              -          12,665)              -
                                         ------------    ------------   ------------    ------------    ------------
Income (loss) before income taxes              13,102           6,569         10,113         (13,460)         16,324
Provision for income taxes                       (787)              -          4,017               -           3,230
                                         ------------    ------------   ------------    ------------    ------------
      Net income (loss)                  $     13,889    $      6,569   $      6,096    $    (13,460)   $     13,094
                                         ============    ============   ============    ============    ============

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                 (IN THOUSANDS)

                                                                            NON-
                                             ISSUER       GUARANTOR      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                         ------------    ------------   ------------    ------------    ------------
Net sales                                $    195,800    $          -   $    172,669    $    (71,641)   $    296,828
Cost of sales                                 116,163               -        117,787         (70,744)        163,206
                                         ------------    ------------   ------------    ------------    ------------
      Gross profit                             79,637               -         54,882            (897)        133,622
                                         ------------    ------------   ------------    ------------    ------------
Operating expenses:

   Engineering                                  9,074               -          6,349               -          15,423
   Selling, general and administrative         48,706               -         32,159               -          80,865
   Goodwill and asset impairment charges        7,915               -              -               -           7,915
                                         ------------    ------------   ------------    ------------    ------------
                                               65,695               -         38,508               -         104,203
                                         ------------    ------------   ------------    ------------    ------------

       Operating income (loss)                 13,942               -         16,374            (897)         29,419
Interest expense                              (16,478)            968         (1,095)              -         (16,605)
Other income (expense), net                       966           1,124         (1,319)            353           1,124
Equity in earnings of subsidiaries             10,407           8,328              -         (18,735)              -
                                         ------------    ------------   ------------    ------------    ------------

Income (loss) before income taxes               8,837          10,420         13,960         (19,279)         13,938
Provision for income taxes                      2,899              13          5,632               -           8,544
                                         ------------    ------------   ------------    ------------    ------------
      Net income (loss)                  $      5,938    $     10,407   $      8,328    $    (19,279)   $      5,394
                                         ============    ============   ============    ============    ============

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE ONE MONTH ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                                            NON -
                                            ISSUER        GUARANTOR      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                         ------------    ------------   ------------    ------------    ------------
Net sales                                $     16,772    $          -   $     13,226    $     (4,565)   $     25,433
Cost of sales                                   9,987               -          9,940          (4,970)         14,957
                                         ------------    ------------   ------------    ------------    ------------
         Gross profit                           6,785               -          3,286             405          10,476
                                         ------------    ------------   ------------    ------------    ------------

Operating expenses:

   Engineering                                    773               -            451               -           1,224
   Selling, general and administrative          3,655               -          2,462               -           6,117
                                         ------------    ------------   ------------    ------------    ------------
                                                4,428               -          2,913               -           7,341
                                         ------------    ------------   ------------    ------------    ------------

      Operating income                          2,357               -            373             405           3,135

Interest expense                               (1,385)             89           (107)              -          (1,403)
Other (expense) income, net                       870               -           (785)              -              85
Loss on early extinguisment of debt            (1,140)              -            (46)              -          (1,186)
Equity in earnings of subsidiaries               (920)         (1,009)             -           1,929               -
                                         ------------    ------------   ------------    ------------    ------------
(Loss) income before income taxes                (218)           (920)          (565)          2,334             631
Provision for income taxes                        727              -             444               -           1,171
                                         ------------    ------------   ------------    ------------    ------------

   Net (loss) income                     $       (945)   $       (920)  $     (1,009)   $      2,334    $      (540)
                                         ============    ============   ============    ============    ============

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                         NON -
                                             ISSUER      GUARANTOR    GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                            ---------    ---------    ----------    ------------     ------------
Net sales                                   $ 158,900    $       -    $  134,703    $    (50,497)    $    243,106
Cost of sales                                  97,837            -        92,494         (49,468)         140,863
                                            ---------    ---------    ----------    ------------     ------------
                       Gross profit            61,063            -        42,209          (1,029)         102,243
                                            ---------    ---------    ----------    ------------     ------------
Operating expenses:

       Engineering                              8,426            -         4,521               -           12,947
       Selling, general and administrative     41,347            -        26,469               -           67,816
       Pension curtailment gain                (2,414)           -             -               -           (2,414)
                                            ---------    ---------    ----------    ------------     ------------
                                               47,359            -        30,990               -           78,349
                                            ---------    ---------    ----------    ------------     ------------
             Operating income (loss)           13,704            -        11,219          (1,029)          23,894

Interest expense                              (25,881)           -        (1,016)              -          (26,897)
Other income (expense), net                       732            -          (203)              -              529
Equity in earnings of subsidiaries              6,682        6,682             -         (13,364)               -
                                            ---------    ---------    ----------    ------------     ------------
(Loss) income before income taxes              (4,763)       6,682        10,000         (14,393)          (2,474)
Provision for income taxes                        267            -         3,318               -            3,585
                                            ---------    ---------    ----------    ------------     ------------

       Net (loss) income                    $  (5,030)   $   6,682    $    6,682    $    (14,393)    $     (6,059)
                                            =========    =========    ==========    ============     ============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2005
                                 (IN THOUSANDS)

                                                                               NON -
                                                         ISSUER   GUARANTOR  GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                       ---------  ---------  ----------   ------------  ------------
TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      4,769       (200)     12,465              -        17,034
                                                       ---------  ---------  ----------   ------------  ------------

INVESTING ACTIVITIES:
      Additions to property, plant and equipment          (7,888)         -      (3,926)             -       (11,814)
      Acquisition of business/intangibles                   (750)         -      (3,194)             -        (3,944)
      Other                                                  221          -           -              -           221
                                                       ---------  ---------  ----------   ------------  ------------
      Net cash used in investing activities               (8,417)         -      (7,120)             -       (15,537)
                                                       ---------  ---------  ----------   ------------  ------------

FINANCING ACTIVITIES:
      Borrowings under revolving lines of credit, net          -          -      (1,011)             -        (1,011)

      Repayment of long-term debt                           (212)         -        (244)             -          (456)
      Dividend to parent                                    (924)         -           -              -          (924)
                                                       ---------  ---------  ----------   ------------  ------------
      Net cash used in financing activities               (1,136)         -      (1,255)             -        (2,391)
                                                       ---------  ---------  ----------   ------------  ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS                                           -          -        (876)             -          (876)
                                                       ---------  ---------  ----------   ------------  ------------

CASH AND CASH EQUIVALENTS:
      Net (decrease) increase                             (4,784)      (200)      3,214              -        (1,770)
      Balance at beginning of year                         8,593        200       6,166              -        14,959
                                                       ---------  ---------  ----------   ------------  ------------
      Balance at end of year                           $   3,809  $       -  $    9,380   $          -  $     13,189
                                                       =========  =========  ==========   ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
         Interest                                      $  14,376  $       -  $      714   $          -  $     15,090
                                                       =========  =========  ==========   ============  ============
         Income taxes                                  $   2,907  $       -  $    4,107   $          -  $      7,014
                                                       =========  =========  ==========   ============  ============

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                 (IN THOUSANDS)

                                                                                       NON -
                                                               ISSUER    GUARANTOR   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                              --------   ---------   ----------   ------------   ------------
TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         $ 13,705   $  (2,147)  $    2,205   $        (39)  $     13,724
                                                              --------   ---------   ----------   ------------   ------------

INVESTING ACTIVITIES:
        Additions to property, plant and equipment              (5,570)        -         (2,152)             -         (7,722)
        Proceeds from sale of product lines and other assets         -       2,338            -              -          2,338
        Other                                                      221           -            -              -            221
                                                              --------   ---------   ----------   ------------   ------------
        Net cash (used in) provided by investing activities     (5,349)      2,338       (2,152)             -         (5,163)
                                                              --------   ---------   ----------   ------------   ------------

FINANCING ACTIVITIES:
        Borrowings under revolving lines of credit, net              -           -        1,011              -          1,011
        Repayment of long-term debt                               (212)          -         (231)             -           (443)
        Payment of deferred financing costs                       (319)          -            -              -           (319)
        Dividend to shareholder                                   (883)          -            -              -           (883)
        Change in intercompany receivable/payable                  (48)          9            -             39              -
                                                              --------   ---------   ----------   ------------   ------------
        Net cash (used in) provided by financing activities     (1,462)          9          780             39           (634)
                                                              --------   ---------   ----------   ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS         -           -          334              -            334
                                                              --------   ---------   ----------   ------------   ------------

CASH AND CASH EQUIVALENTS:
        Net increase                                             6,894         200        1,167              -          8,261
        Balance at beginning of year                             1,699           -        4,999              -          6,698
                                                              --------   ---------   ----------   ------------   ------------
        Balance at end of year                                $  8,593   $     200   $    6,166   $          -   $     14,959
                                                              ========   =========   ==========   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:

          Interest                                            $ 13,018   $       -   $    1,095   $          -   $     14,113
                                                              ========   =========   ==========   ============   ============
          Income taxes                                        $    434   $       -   $    6,113   $          -   $      6,547
                                                              ========   =========   ==========   ============   ============

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE ONE MONTH ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                                                       NON -
                                                               ISSUER     GUARANTOR   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                             ----------   ---------   ----------   ------------   ------------
TOTAL CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        $   (1,353)  $   5,313   $    4,022   $     (2,236)  $      5,746
                                                             ----------   ---------   ----------   ------------   ------------

INVESTING ACTIVITIES:
        Additions to property, plant and equipment                 (370)          -         (176)             -           (546)
                                                             ----------   ---------   ----------   ------------   ------------
        Net cash used in investing activities                      (370)          -         (176)             -           (546)
                                                             ----------   ---------   ----------   ------------   ------------

FINANCING ACTIVITIES:
       Borrowings under revolving lines of credit, net          (10,439)          -       (1,668)             -        (12,107)
       Proceeds from issuance of long-term debt                 125,000           -            -              -        125,000
       Repayment of long-term debt                             (109,626)          -         (671)             -       (110,297)
       Payment of deferred financing costs                       (6,519)          -            -              -         (6,519)
       Dividend to shareholder                                     (466)          -            -              -           (466)
       Change in intercompany receivable/payable                  3,077      (5,313)           -          2,236              -
                                                             ----------   ---------   ----------   ------------   ------------
       Net cash provided by (used in) financing activities        1,027      (5,313)      (2,339)         2,236         (4,389)
                                                             ----------   ---------   ----------   ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS          -           -          242              -            242
                                                             ----------   ---------   ----------   ------------   ------------

CASH AND CASH EQUIVALENTS:
       Net (decrease) increase                                     (696)          -        1,749              -          1,053
       Balance at beginning of period                             2,395           -        3,250              -          5,645
                                                             ----------   ---------   ----------   ------------   ------------
       Balance at end of period                              $    1,699   $       -   $    4,999   $          -   $      6,698
                                                             ==========   =========   ==========   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
          Interest                                           $       10   $       -   $      109   $          -   $        119
                                                             ==========   =========   ==========   ============   ============
          Income taxes                                       $       75   $       -   $      328   $          -   $        403
                                                             ==========   =========   ==========   ============   ============

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                                              NON -
                                                                    ISSUER      GUARANTOR   GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                                   ---------    ---------   ----------   ------------  ------------
TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              $  18,463    $ (15,436)  $    3,295   $      8,967  $     15,289
                                                                   ---------    ---------   ----------   ------------  ------------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                       (3,933)           -       (1,232)             -        (5,165)
     Proceeds from sale of product lines and other assets              1,130            -           28              -         1,158
     Other                                                               166            -            -              -           166
                                                                   ---------    ---------   ----------   ------------  ------------
     Net cash used in investing activities                            (2,637)           -       (1,204)             -        (3,841)
                                                                   ---------    ---------   ----------   ------------  ------------

FINANCING ACTIVITIES:
     Borrowings (repayments) under revolving lines of credit, net      1,876            -       (2,248)             -          (372)
     Repayment of long-term debt                                      (8,898)           -         (180)             -        (9,078)
     Change in intercompany receivable/payable                        (6,469)      15,436            -         (8,967)            -
                                                                   ---------    ---------   ----------   ------------  ------------
     Net cash (used in) provided by financing activities             (13,491)      15,436       (2,428)        (8,967)       (9,450)
                                                                   ---------    ---------   ----------   ------------  ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS               -            -          273              -           273
                                                                   ---------    ---------   ----------   ------------  ------------

CASH AND CASH EQUIVALENTS:
     Net decrease                                                      2,335            -          (64)             -         2,271
     Balance at beginning of period                                       60            -        3,314              -         3,374
                                                                   ---------    ---------   ----------   ------------  ------------
     Balance at end of period                                      $  2,395     $       -   $    3,250   $          -  $      5,645
                                                                   =========    =========   ==========   ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
       Interest                                                    $   4,301    $       -   $    1,021   $          -  $      5,322
                                                                   =========    =========   ==========   ============  ============
       Income taxes                                                $     348    $       -   $    5,071   $          -  $      5,419
                                                                   =========    =========   ==========   ============  ============

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS
TELEX COMMUNICATIONS HOLDINGS, INC.

We have audited the consolidated financial statements of Telex Communications Intermediate Holdings, LLC and subsidiaries (Successor) and Telex Communications, Inc. and subsidiaries (Successor) as of December 31, 2005 and 2004, and for the years ended December 31, 2005 and 2004 and for the one-month period ended December 31, 2003. We have also audited the consolidated financial statements of Telex Communications Holdings, Inc. and subsidiaries (Predecessor) for the eleven-month period ended November 30, 2003 and have issued our report thereon dated March 8, 2006 (included elsewhere in this Report). Our audit also included the financial statement schedule listed in Item 15(a) of this Report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Minneapolis, Minnesota
March 8, 2006

                                                                     SCHEDULE II

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                           TELEX COMMUNICATIONS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                  COLUMN A                                   COLUMN B    COLUMN C      COLUMN D        COLUMN E
-------------------------------------------------------     ---------   ----------    ----------      ----------
                                                            BALANCE AT   ADDITIONS    DEDUCTIONS      BALANCE AT
                                                            BEGINNING   CHARGED TO       FROM           END OF
DESCRIPTION                                                 OF PERIOD    EXPENSES      RESERVES         PERIOD
-----------                                                 ---------   ----------    ----------      ----------
PREDECESSOR
ELEVEN MONTH PERIOD ENDED NOVEMBER 30, 2003
Allowance for doubtful accounts........................     $   3,362   $      869    $      673(a)   $   3,558
                                                            =========   ==========    ==========      =========
Restructuring accrual..................................     $      96   $        -    $       96(b)   $       -
                                                            =========   ==========    ==========      =========

SUCCESSOR
ONE MONTH PERIOD ENDED DECEMBER 31, 2003
Allowance for doubtful accounts........................     $   3,558   $     (279)   $      140(a)   $   3,139
                                                            =========   ==========    ==========      =========

YEAR  ENDED DECEMBER 31, 2004
Allowance for doubtful accounts........................     $   3,139   $      828    $    1,089(a)   $   2,878
                                                            =========   ==========    ==========      =========

YEAR  ENDED DECEMBER 31, 2005
Allowance for doubtful accounts........................     $   2,878   $      976    $      672(a)   $   3,182
                                                            =========   ==========    ==========      =========
Restructuring accrual..................................     $       -   $      884    $       12(b)   $     872
                                                            =========   ==========    ==========      =========

(a)   Uncollectible accounts written off and adjustments to the allowance.

(b) Adjustments to the accrual account reflect payments or non-cash charges associated with the accrual.

                                  EXHIBIT INDEX
                                       for
                                    Form 10-K

EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------
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

                       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1(a)            Indenture (the "Indenture"), dated as of November 19, 2003, among the Company, as
                  Issuer, and BNY Midwest Trust Company ("BNY"), as Trustee and Collateral Agent
                  related to the 11 -1/2% Senior Secured Notes due 2008 of Telex (incorporated by reference to Exhibit 4.1(a) to Telex Registration Statement).

4.1(b)            Pledge and Security Agreement (the "Pledge and Security Agreement"), dated as of
                  November 19, 2003 among Telex, Telex Communications International, Ltd.
                  ("International") and BNY, as Collateral Agent (incorporated by reference to
                  Exhibit 4.1(b) to Telex Registration Statement).

4.2(a)            Credit Agreement, dated as of November 19, 2003 (the "Credit Agreement"), among
                  Telex, Telex Communications Holdings, Inc. ("Holdings"), Intermediate Holdings,
                  and International, as Credit Parties, General Electric Capital Corporation ("GE"),
                  as Agent, L/C Issuer and a Lender and the other financial institutions parties thereto, as Lenders (incorporated by reference to Exhibit 4.2(a) to Telex
                  Registration Statement).

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

10.3(b)           Lease, dated March 16, 2000, by and between Holdings and DRF 12000 Portland

EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------
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

*10.12            Subscription Agreement, dated March 2, 2004 between Holdings and Thomas J.
                  Kulikowski (incorporated by reference to Exhibit 10.12 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 24,
                  2005, SEC No. 333-112819 ("2004 10-K")).

*10.13            Subscription Agreement, dated March 2, 2004 between Holdings and Ralph K. Strader
                  (incorporated by reference to Exhibit 10.13 to 2004 10-K).

*10.14            2004 Stock Option Plan of Holdings (incorporated by reference to Exhibit 10.14 to
                  2004 10-K).

                                                OTHER

14                Code of Business Conduct and Ethics of the Company (incorporated by reference to
                  Exhibit 14 to 2004 10-K).

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