Form 10-Q
period 2006-03-31
TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS LLC; TELEX COMMUNICATIONS INC
filed 2006-05-01
CIK 1274652, 857668

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of April 26, 2006, Telex Communications, Inc. had outstanding 500 shares of Common Stock, $0.01 par value, all of which are owned beneficially and of record by Telex Communications Intermediate Holdings, LLC. Telex Communications Intermediate Holdings, LLC has one member interest outstanding, which is owned by Telex Communications Holdings, Inc.

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

                        THIS DOCUMENT CONTAINS 35 PAGES.

================================================================================

                        PART I. --- FINANCIAL INFORMATION

                                                                                                  Page(s)
Item 1. Financial Statements
Included herein is the following unaudited financial information:
TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005                   3
Condensed Consolidated Statements of Operations for the three month period
  ended March 31, 2006 and 2005                                                                    4
Condensed Consolidated Statements of Cash Flows for the three month period ended
  March 31, 2006 and 2005                                                                          5
TELEX COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005                   6
Condensed Consolidated Statements of Operations for the three month period
 ended March 31, 2006 and 2005                                                                     7
Condensed Consolidated Statements of Cash Flows for the three month period ended
  March 31, 2006 and 2005                                                                          8

Notes to Condensed Consolidated Financial Statements                                               9-23
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     24-30
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                31
Item 4.  Controls and Procedures                                                                   32

                         PART II. --- OTHER INFORMATION

                                                                                                  Page(s)
Item 6. Exhibits                                                                                   33
Signatures                                                                                         34
Exhibit Index                                                                                      35

PART  I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                 MARCH 31,    DECEMBER 31,
                                                   2006          2005
                                                -----------   ------------
                                                (UNAUDITED)   (SEE NOTE)
                 ASSETS
Current assets:
         Cash and cash equivalents               $  12,516     $  13,189
         Accounts receivable, net                   52,100        51,018
         Inventories                                55,910        51,742
         Deferred income taxes                       2,466         1,899
         Prepaid expenses                            4,180         3,233
         Other current assets                        2,800         1,502
                                                 ---------     ---------
                Total current assets               129,972       122,583

Property, plant and equipment, net                  35,048        35,400
Deferred financing costs, net                        4,201         4,593
Goodwill, net                                       16,029        15,998
Other assets                                         3,705         3,422
                                                 ---------     ---------
                                                 $ 188,955     $ 181,996
                                                 =========     =========

      LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
         Current maturities of long-term debt    $     468     $     458
         Accounts payable                           18,415        15,229
         Accrued wages and benefits                 13,902        12,848
         Accrued interest                            6,944         3,113
         Other accrued liabilities                   8,615         8,015
         Income taxes payable                          775         1,803
                                                 ---------     ---------
                Total current liabilities           49,119        41,466

Long-term debt, net                                210,957       207,949
Payable to Telex Communications Holdings, Inc.       6,011         6,183
Other long-term liabilities                          7,648         7,672
                                                 ---------     ---------
                Total liabilities                  273,735       263,270
                                                 ---------     ---------

Member's deficit:
         Member interest                            83,946        83,946
         Accumulated other comprehensive loss       (7,185)       (7,750)
         Accumulated deficit                      (161,541)     (157,470)
                                                 ---------     ---------
                Total member's deficit             (84,780)      (81,274)
                                                 ---------     ---------
                                                 $ 188,955     $ 181,996
                                                 =========     =========


            See notes to condensed consolidated financial statements.
Note: The balance sheet at December 31, 2005 has been derived from the Company's audited financial statements at that date.

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                               THREE MONTHS ENDED
                                              ---------------------
                                              MARCH 31,   MARCH 31,
                                                2006       2005
                                              --------    --------
Net sales                                     $ 71,045    $ 73,888
Cost of sales                                   40,480      41,275
                                              --------    --------
                        Gross profit            30,565      32,613
                                              --------    --------
Operating expenses:
       Engineering                               4,754       4,292
       Selling, general and administrative      22,906      21,220
       Restructuring charges                       537          --
                                              --------    --------
                                                28,197      25,512
                                              --------    --------
                        Operating income         2,368       7,101
Interest expense                                (7,475)     (7,050)
Other income, net                                  196         771
                                              --------    --------
(Loss) income before income taxes               (4,911)        822
(Benefit from) provision for income taxes         (853)      1,090
                                              --------    --------
                        Net loss              $ (4,058)   $   (268)
                                              ========    ========


            See notes to condensed consolidated financial statements.

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                    -----------------------
                                                                                    MARCH 31,     MARCH 31,
                                                                                      2006          2005
                                                                                    ---------     ---------
OPERATING ACTIVITIES:
      Net loss                                                                      $ (4,058)     $   (268)
      Adjustments to reconcile net loss to cash flows from operations:
        Depreciation and amortization                                                  2,196         1,684
        Amortization of deferred financing costs and pay-in-kind interest charge       3,509         3,088
        Restructuring charges                                                            537             -
        Deferred income taxes                                                           (910)          384
        Change in operating assets and liabilities                                      (527)           (6)
        Change in long-term liabilities                                                  (11)          519
        Other, net                                                                       194           256
                                                                                    --------      --------
      Net cash provided by  operating activities                                         930         5,657
                                                                                    --------      --------

INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                      (1,592)       (3,241)
      Other                                                                               50            55
                                                                                    --------      --------
      Net cash used in investing activities                                           (1,542)       (3,186)
                                                                                    --------      --------

FINANCING ACTIVITIES:
      Borrowings (repayments) under revolving lines of credit, net                         -        (1,011)
      Repayment of long-term debt                                                       (115)         (116)
      Dividend to parent                                                                 (13)            -
                                                                                    --------      --------
      Net cash used in financing activities                                             (128)       (1,127)
                                                                                    --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                              67          (284)
                                                                                    --------      --------

CASH AND CASH EQUIVALENTS:
      Net (decrease) increase                                                           (673)        1,060
      Balance at beginning of period                                                  13,189        14,959
                                                                                    --------      --------
      Balance at end of period                                                      $ 12,516      $ 16,019
                                                                                    ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
         Interest                                                                   $    134      $    202
                                                                                    ========      ========
         Income taxes                                                               $    967      $  1,743
                                                                                    ========      ========


           See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                   MARCH 31,     DECEMBER 31,
                                                     2006           2005
                                                   ---------     -----------
                                                  (UNAUDITED)     (SEE NOTE)
                ASSETS
Current assets:
     Cash and cash equivalents                     $  12,516      $  13,189
     Accounts receivable, net                         52,100         51,018
     Inventories                                      55,910         51,742
     Deferred income taxes                             6,605          6,038
     Prepaid expenses                                  4,180          3,233
     Other current assets                              2,800          1,502
                                                   ---------      ---------
           Total current assets                      134,111        126,722

Property, plant and equipment, net                    35,048         35,400
Deferred financing costs, net                          3,639          3,981
Goodwill                                              16,029         15,998
Other assets                                           3,749          3,465
                                                   ---------      ---------
                                                   $ 192,576      $ 185,566
                                                   =========      =========

   LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
     Current maturities of long-term debt          $     468      $     458
     Accounts payable                                 18,415         15,229
     Accrued wages and benefits                       13,902         12,848
     Accrued interest                                  6,589          2,995
     Other accrued liabilities                         8,610          8,019
     Income taxes payable                                775          1,803
                                                   ---------      ---------
           Total current liabilities                  48,759         41,352

Long-term debt, net                                  125,548        125,641
Payable to Telex Communications Holdings, Inc.         6,011          6,183
Other long-term liabilities                            7,648          7,672
                                                   ---------      ---------
           Total liabilities                         187,966        180,848
                                                   ---------      ---------

Shareholder's equity:
     Common stock and capital in excess of par       143,029        143,029
     Accumulated other comprehensive loss             (6,669)        (7,234)
     Accumulated deficit                            (131,750)      (131,077)
                                                   ---------      ---------
           Total shareholder's equity                  4,610          4,718
                                                   ---------      ---------
                                                   $ 192,576      $ 185,566
                                                   =========      =========


           See notes to condensed consolidated financial statements.
Note: The balance sheet at December 31, 2005 has been derived from the Company's audited financial statements at that date.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                               THREE MONTHS ENDED
                                             -----------------------
                                             MARCH 31,     MARCH 31,
                                                2006         2005
                                             ---------     ---------
Net sales                                     $ 71,045      $ 73,888
Cost of sales                                   40,480        41,275
                                              --------      --------
      Gross profit                              30,565        32,613
                                              --------      --------
Operating expenses:
   Engineering                                   4,754         4,292
   Selling, general and administrative          22,896        21,197
   Restructuring charges                           537             -
                                              --------      --------
                                                28,187        25,489
                                              --------      --------
      Operating income                           2,378         7,124
Interest expense                                (4,087)       (4,115)
Other income, net                                  196           771
                                              --------      --------
(Loss) income before income taxes               (1,513)        3,780
(Benefit from) provision for income taxes         (853)        1,090
                                              --------      --------
      Net (loss) income                       $   (660)     $  2,690
                                              ========      ========

           See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                      -----------------------
                                                                                      MARCH 31,     MARCH 31,
                                                                                         2006         2005
                                                                                      ---------     ---------
OPERATING ACTIVITIES:
         Net (loss) income                                                             $   (660)     $  2,690
         Adjustments to reconcile net (loss) income to cash flows from operations:
            Depreciation and amortization                                                 2,196         1,684
            Amortization of deferred financing costs and debt discount                      358           364
            Restructuring charges                                                           537             -
            Deferred income taxes                                                          (910)          384
            Change in operating assets and liabilities                                     (774)         (218)
            Change in long-term liabilities                                                 (11)          519
            Other, net                                                                      194           256
                                                                                       --------      --------
         Net cash provided by  operating activities                                         930         5,679
                                                                                       --------      --------

INVESTING ACTIVITIES:
         Additions to property, plant and equipment                                      (1,592)       (3,241)
         Other                                                                               50            55
                                                                                       --------      --------
         Net cash used in investing activities                                           (1,542)       (3,186)
                                                                                       --------      --------

FINANCING ACTIVITIES:
         Borrowings (repayments) under revolving lines of credit, net                         -        (1,011)
         Repayment of long-term debt                                                       (115)         (116)
         Dividend to parent                                                                 (13)          (22)
                                                                                       --------      --------
         Net cash used in financing activities                                             (128)       (1,149)
                                                                                       --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                 67          (284)
                                                                                       --------      --------

CASH AND CASH EQUIVALENTS:
         Net (decrease) increase                                                           (673)        1,060
         Balance at beginning of period                                                  13,189        14,959
                                                                                       --------      --------
         Balance at end of period                                                      $ 12,516      $ 16,019
                                                                                       ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
            Interest                                                                   $    134      $    202
                                                                                       ========      ========
            Income taxes                                                               $    967      $  1,743
                                                                                       ========      ========

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

      Intermediate is a wholly owned subsidiary of Telex Communications Holdings, Inc. ("Old Telex"), which is not a registrant. Intermediate and Telex were formed in connection with a November 2003 refinancing of Old Telex's debt obligations and related corporate restructuring.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

      Preparation of Intermediate's and Telex's financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005 for Intermediate and Telex.

      Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

      NEW ACCOUNTING PRONOUNCEMENTS

      In July 2005, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued EITF No. 05-5, "Accounting for Altersteilzeit Early Retirement Programs and Similar Type Arrangements" (EITF 05-5). The EITF is effective for fiscal years beginning after December 15, 2005. The EITF offers two transition alternatives, either cumulative effect or retrospective application. EITF 05-5 addresses accounting for the bonus feature in German Altersteilzeit (ATZ) early retirement programs and requires recognition of the program expenses beginning at the time the ATZ contracts are signed. Prior to EITF 05-5 the Company was expensing the bonus feature at the beginning of the active service period of the program. The Company recognized an expense under the cumulative effect option totaling approximately $150,000 in the 2006 first quarter. The expense was recorded in the income statement expense categories associated with the affected employees' functional areas.

2.    Inventories

      Inventories consist of the following (in thousands):

                                                                   March 31,  December 31,
                                                                     2006        2005
                                                                   ---------  ------------
Raw materials                                                       $24,748      $22,832
Work in process                                                       5,003        3,558
Finished products                                                    26,159       25,352
                                                                    -------      -------
                                                                    $55,910      $51,742
                                                                    =======      =======

3.    Restructuring Charges

      As discussed in Note 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, Telex had recorded pretax restructuring charges of $1.8 million in 2005. During the first quarter of 2006, additional pretax restructuring charges of $0.5 million were recorded. The restructuring will result in a reduction of approximately 165 employees from the Company's Blue Earth, Minnesota manufacturing facility, with all employees expected to be terminated as of December 31, 2006. The pretax restructuring charges are anticipated to total $2.8 million and will include expected cash expenditures of $2.0 million, to be completed by the end of the fourth quarter of 2006, primarily for severance costs, with the remaining $0.8 million of the restructuring charges representing non-cash charges associated with the write-down of fixed assets. Cumulative charges and cash payments total $2.3 million and $0.4 million, respectively, as of March 31, 2006.

      The Company has received and accepted a purchase offer on the Blue Earth facility that is contingent on the Company completing certain activities. The closing is currently scheduled for June 2006.

      The following table summarizes the status of Telex's business restructuring reserve and other related expenses during the three months ended March 31, 2006 (in thousands):

                                   Employee       Asset     Other       Total
                                  Separation   Impairment   Exit    Restructuring
                                     Costs        Costs     Costs      Reserve
                                  ----------   ----------   -----   -------------
Charges                             $   884       $ 836     $  43      $ 1,763
Asset Impairments                         -        (836)        -         (836)
Cash Payments                           (12)          -       (43)         (55)
                                    -------       -----     -----      -------
Balance as of December 31, 2005         872           -         -          872

Charges                                 382           -       155          537
Cash Payments                          (225)          -      (155)        (380)
                                    -------       -----     -----      -------
Balance as of March 31, 2006        $ 1,029       $   -     $   -      $ 1,029
                                    =======       =====     =====      =======

4.    Goodwill

      Telex performs annual impairment reviews at the beginning of the fourth quarter or at any time there is an indicator of impairment. There was no indicator of impairment for the quarter ended March 31, 2006. Telex has certain amounts of goodwill denominated in foreign currencies that fluctuate with the movement of exchange rates.

      As disclosed in the table below, Telex incurred additional acquisition costs in the quarter ended March 31, 2006 related to its December 2005 acquisition of Shinwa Teknik (H.K.) Co., Ltd.

      The following table presents the changes in carrying value of goodwill by business segment as of March 31, 2006 (in thousands):

                                                            Advanced Communication
                                    Professional Audio           Technologies           Total
                                    ------------------      ----------------------    ----------
Balance as of December 31, 2005        $     9,587               $     6,411          $   15,998
Purchase price adjustment                       --                         5                   5
Foreign currency translation                    26                        --                  26
                                    --------------          ----------------          ----------
Balance as of March 31, 2006           $     9,613               $     6,416          $   16,029
                                    ==============          ================          ==========


5.    Debt

      Long-term debt consists of the following (in thousands):

                                       March 31,     December 31,
                                         2006           2005
                                       ---------     ------------
TELEX
Senior Secured Notes                   $ 125,000      $ 125,000
Morrilton loan                               669            706
Other debt                                   347            393
                                       ---------      ---------

                                         126,016        126,099
Less - current portion                      (468)          (458)
                                       ---------      ---------
         Total Telex long-term debt      125,548        125,641

INTERMEDIATE
Senior Subordinated Discount Notes        85,409         82,308
                                       ---------      ---------
         Total long-term debt          $ 210,957      $ 207,949
                                       =========      =========

6.    Income Taxes

      Intermediate and Telex file a consolidated U.S. federal income tax return with Old Telex. The tax provision recorded by Telex is calculated on a separate company basis as required under a tax sharing agreement with Old Telex. Telex recorded a total income tax benefit of $0.9 million for the three months ended March 31, 2006. The total benefit includes recognition of $0.3 million of deferred tax assets in foreign locations that were accounted for as discrete items in the quarter. Excluding the adjustment for foreign deferred tax assets, Telex's effective tax rate was 39.4%. Income tax expense was $1.1 million for the three months ended March 31, 2005 and the effective tax rate was 28.8%. Excluding a U.S research and development credit recognized as a discrete item in the 2005 period, the effective tax rate was 36.5%. Telex has a valuation allowance of $0.9 million at March 31, 2006 for certain deferred tax assets because of the uncertainty regarding their realization.

      The total income tax provision at the consolidated Intermediate level is the same as Telex's because the incremental losses being generated by Intermediate do not provide a current benefit and the deferred benefit is entirely offset by a valuation allowance. Intermediate, including Telex and its consolidated subsidiaries, has significant U.S. deferred tax assets resulting from deductible temporary differences, which consist mainly of interest expense on its Senior Subordinated Discount Notes. Unlike Telex on a separate company basis, Intermediate has a history of losses in the U.S., which weighs heavily in determining the need for a valuation allowance. Given Intermediate's history of losses and expected continuation of the losses, a valuation allowance has been established for all of Intermediate's U.S. net deferred tax assets as of March 31, 2006. Intermediate will reduce the valuation allowance when, and if, Intermediate determines that the deferred tax assets are more likely than not to be realized.

      Telex had recorded a payable to Old Telex of $6.0 million at March 31, 2006 and $6.2 million at December 31, 2005, resulting primarily from Telex utilizing net operating losses that had been retained by Old Telex.

      With the exception of Japan, accumulated and current unremitted earnings of the Company's foreign subsidiaries are deemed to be reinvested in each country and are not expected to be remitted. As such, no U.S. taxes have been provided for such foreign earnings.

7.    Pension and Postretirement Benefits

      Telex has one noncontributory defined benefit cash balance pension plan which was frozen in June 2003. Plan participants, as of June 2003, continue to receive interest credits but no longer receive a benefit credit based on the participant's age, vesting service, and total remuneration.

      The following table presents the net periodic benefit cost for each period (in thousands):

                                                 Three months ended March 31,
                                                 ----------------------------
                                                  2006                 2005
                                                 ------               ------
Components of net periodic benefit cost:
Interest cost                                    $  302               $  301
Expected return on plan assets                     (325)                (368)
Amortization of unrecognized loss                   162                  106
                                                 ------               ------
   Net periodic benefit cost                     $  139               $   39
                                                 ======               ======

      Telex made employer contributions of $230,000 in April 2006 with additional funding of $1.4 million scheduled throughout the remainder of 2006.

8.    Related-Party Transactions

      In 2000, Telex relocated its corporate headquarters to a facility leased from DRF 12000 Portland LLC (the LLC), an entity in which Telex has a 50% interest. Telex contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. Telex's allocable share of the LLC income is included as a component of other income in the condensed consolidated statements of operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At March 31, 2006, the remaining balance on the mortgage was $6.5 million. The annual lease payments to the LLC are $1.1 million for years one to five and $1.2 million for years six to ten. Telex is currently in year six of the lease. Telex may renew the lease at the end of the initial lease term for three renewal terms of five years each. The lease has been classified as an operating lease and the lease payments are recorded as rent expense. Telex's exposure to loss associated with the LLC is its investment in the LLC, which totaled $0.7 million at March 31, 2006. The investment in the LLC is included in the condensed consolidated balance sheets as a component of other assets.

      Telex has reviewed FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46), pertaining to the consolidation of variable interest entities. Telex used the guidelines in FIN 46 (primarily the guidelines in paragraph 5a, b and c) and has determined that the LLC is not a variable interest entity to Telex and that the current method of accounting for this investment remains appropriate.

9.    Comprehensive Loss

      Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Intermediate and Telex, comprehensive net loss represents net income or loss adjusted for foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive loss is as follows (in thousands):

                                                        Intermediate
                                                ----------------------------
                                                Three months ended March 31,
                                                ----------------------------
                                                  2006              2005
                                                ---------        -----------
Net loss                                        $  (4,058)       $     (268)
Other comprehensive income:
   Foreign currency translation adjustment            565            (1,430)
                                                ---------       ------------
Comprehensive loss                              $  (3,493)       $   (1,698)
                                                =========        ===========

                                                          Telex
                                                ----------------------------
                                                Three months ended March 31,
                                                ----------------------------
                                                  2006               2005
                                                ---------        -----------
Net (loss) income                               $    (660)       $    2,690
Other comprehensive income:
   Foreign currency translation adjustment            565            (1,430)
                                                ---------        ----------
Comprehensive (loss) income                     $     (95)       $    1,260
                                                =========        ==========

The components of accumulated other comprehensive loss for both Intermediate and Telex are as follows (in thousands):

                                                 March 31,        December 31,
                                                   2006               2005
                                              --------------     --------------
INTERMEDIATE
Foreign currency translation                  $        1,359     $          794
Minimum pension liability                             (8,544)            (8,544)
                                              --------------     --------------
                                              $       (7,185)    $       (7,750)
                                              ==============     ==============

                                                 March 31,        December 31,
                                                   2006               2005
                                              --------------     --------------
TELEX
Foreign currency translation                  $        1,772     $        1,207
Minimum pension liability                             (8,441)            (8,441)
                                              --------------     --------------
                                              $       (6,669)    $       (7,234)
                                              ==============     ==============

10.   Segment Information

      Telex has two business segments: Professional Audio and Advanced Communication Technologies.

      Professional Audio
      Professional Audio consists of five lines of business within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by professional musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcasts; (iv) professional communication products, including advanced digital matrix intercoms, used by broadcasters (including all major television networks) to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and school sports teams, as well as by utilities, aerospace and industrial organizations; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

      Advanced Communication Technologies
      Advanced Communication Technologies targets five principal product markets including: (i) digital audio duplication products for the religious, education and enterprise markets, including talking book products for the blind and reading disabled; (ii) military/aviation communication products for the military and aviation markets; (iii) antenna products for original equipment manufacturers (OEMs) of wireless communication devices; (iv) land mobile and dispatch communication products for the public safety, military and industrial markets; and (v) audio and wireless education products for classroom and computer based education markets.

      The following tables provide information for Telex, and Intermediate where relevant, by business segment and geographic region for the three months ended March 31, 2006 and 2005 (in thousands):

                                                       Advanced
                                       Professional  Communication
                                          Audio       Technologies    Corporate     Consolidated
                                       ------------  -------------   ----------     ------------
Net sales

                              2006      $  57,705      $ 13,340       $      -        $  71,045
                              2005         57,547        16,341              -           73,888

Operating profit (loss)(1)

                              2006      $   1,235      $  1,683       $   (550)       $   2,368
                              2005          4,465         2,717            (81)           7,101

Depreciation expense

                              2006      $   1,415      $    173       $    551        $   2,139
                              2005          1,353            92            236            1,681

Capital expenditures

                              2006      $     967      $    200       $    425        $   1,592
                              2005          1,542           273          1,426            3,241

Total assets (2)

                              2006      $ 123,007      $ 40,274       $ 25,674        $ 188,955
                              2005        125,682        38,698         19,353          183,733

(1) These results include operating expense for Intermediate of $10,000 and $23,000 for the quarters ended March 31, 2006 and 2005, respectively.

(2) Total assets include deferred financing costs for Intermediate of $562,000 and $762,000 as of March 31, 2006 and 2005, respectively.

Corporate operating expenses include unallocated corporate engineering, selling, general and administrative costs, amortization of other intangibles, and restructuring charges. Corporate identifiable assets relate principally to the investment in information systems and corporate facilities, as well as cash, deferred financing costs, and deferred income tax assets.

Telex's net sales into each of its principal geographic regions were as follows (in thousands):

                                                   2006                2005
                                              --------------       ------------
United States                                 $       36,336       $     37,424
Europe                                                18,588             20,942
Asia                                                   9,388             11,583
Other foreign countries                                6,733              3,939
                                              --------------       ------------
                                              $       71,045       $     73,888
                                              ==============       =============

It is not practical for Telex to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

Long-lived assets of Intermediate's United States and international operations were as follows (in thousands):

                                              March 31, 2006     December 31, 2005
                                              --------------     -----------------
United States                                 $       46,357     $          44,017
International                                         12,626                15,396
                                              --------------     -----------------
                                              $       58,983     $          59,413
                                              ==============     =================

11. Commitments and Contingencies - Litigation

From time to time the Company is a party to various legal actions in the normal course of business. In November 2005 the Company was named as a defendant in a lawsuit filed by Ace Pro Sound and Recording, LLC seeking more than $1.0 billion in damages. The Company is one of nine named defendants, who are various suppliers of musical, sound and recording equipment. In response to the defendants' motion to dismiss the claims, filed in March 2006, the plaintiff filed an amended complaint with additional factual allegations in April 2006. The Company believes the claims asserted against it are without merit and intends to vigorously defend the allegations. The Company believes the outcome to this litigation will not have a material adverse effect on its financial condition or results of operations.

12. Guarantor Subsidiary

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

The following tables present condensed consolidating balance sheets as of March 31, 2006 and December 31, 2005, condensed consolidating statements of operations for the three months ended March 31, 2006 and 2005, and condensed consolidating statements of cash flows for the three months ended March 31, 2006 and 2005. Intermediate's 13% senior subordinated discount notes are unsecured and are not guaranteed by any other party.

                           TELEX COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2006
                                 (IN THOUSANDS)

                                                                            NON -
                                              ISSUER       GUARANTOR     GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                           ------------   -----------    -----------   ------------    --------------
ASSETS
Current assets:
   Cash and cash equivalents               $      5,492   $         -    $     7,024   $          -    $       12,516
   Accounts receivable, net                      25,680             -         26,420              -            52,100
   Inventories                                   25,698             -         35,800         (5,588)           55,910
   Deferred income taxes                          6,270             -            335              -             6,605
   Prepaid expenses                               1,018             -          3,162              -             4,180
   Other current assets                             356        33,615          4,529        (35,700)            2,800
                                           ------------   -----------    -----------   ------------    --------------

     Total current assets                        64,514        33,615         77,270        (41,288)          134,111

Property, plant and equipment, net               23,184             -         11,864              -            35,048
Deferred financing costs, net                     3,639             -              -              -             3,639
Goodwill, net                                    14,500             -          1,529              -            16,029
Other assets                                      1,270             -          2,487             (8)            3,749
Investment in subsidiaries                       84,598        50,996              -       (135,594)                -
                                           ------------   -----------    -----------   ------------    --------------
                                           $    191,705   $    84,611    $    93,150   $   (176,890)   $      192,576
                                           ============   ===========    ===========   ============    ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current maturities of long-term debt    $        212   $         -    $       256   $          -    $          468
   Accounts payable                              10,685             -          7,730              -            18,415
   Accrued wages and benefits                     6,155             -          7,747              -            13,902
   Accrued interest                               6,589             -              -              -             6,589
   Other accrued liabilities                     18,592             -         25,581        (35,563)            8,610
   Income taxes payable                           1,208             -           (433)             -               775
                                           ------------   -----------    -----------   ------------    --------------
     Total current liabilities                   43,441             -         40,881        (35,563)           48,759

Long-term debt, net                             125,457             -             91              -           125,548
Other long-term liabilities                      12,464            13          1,182              -            13,659
                                           ------------   -----------    -----------   ------------    --------------
     Total liabilities                          181,362            13         42,154        (35,563)          187,966
                                           ------------   -----------    -----------   ------------    --------------
Shareholder's equity (deficit)                   10,343        84,598         50,996       (141,327)            4,610
                                           ------------   -----------    -----------   ------------    --------------
                                           $    191,705   $    84,611    $    93,150   $   (176,890)   $      192,576
                                           ============   ===========    ===========   ============    ==============

                           TELEX COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2005
                                 (IN THOUSANDS)

                                                                            NON -
                                              ISSUER      GUARANTOR      GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                           ------------   -----------    -----------   ------------    --------------
ASSETS
Current assets:
   Cash and cash equivalents               $      3,809   $         -    $     9,380   $          -    $       13,189
   Accounts receivable, net                      24,777             -         26,241              -            51,018
   Inventories                                   24,050             -         32,367         (4,675)           51,742
   Deferred income taxes                          5,704             -            334              -             6,038
   Prepaid expenses                               1,576             -          1,657              -             3,233
   Other current assets                             338        33,415          6,488        (38,739)            1,502
                                           ------------   -----------    -----------   ------------    --------------
     Total current assets                        60,254        33,415         76,467        (43,414)          126,722

Property, plant and equipment, net               23,590             -         11,810              -            35,400
Deferred financing costs, net                     3,981             -              -              -             3,981
Goodwill, net                                    14,500             -          1,498              -            15,998
Other assets                                      1,131             -          2,342             (8)            3,465
Investment in subsidiaries                       83,899        50,497              -       (134,396)                -
                                           ------------   -----------    -----------   ------------    --------------
                                           $    187,355   $    83,912    $    92,117   $   (177,818)   $      185,566
                                           ============   ===========    ===========   ============    ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current maturities of long-term debt    $        212   $         -    $       246   $          -    $          458
   Accounts payable                               9,305             -          5,924              -            15,229
   Accrued wages and benefits                     6,009             -          6,839              -            12,848
   Accrued interest                               2,995             -              -              -             2,995
   Other accrued liabilities                     20,159             -         26,579        (38,719)            8,019
   Income taxes payable                           1,052             -            751              -             1,803
                                           ------------   -----------    -----------   ------------    --------------
     Total current liabilities                   39,732             -         40,339        (38,719)           41,352

Long-term debt, net                             125,493             -            148              -           125,641
Other long-term liabilities                      12,709            13          1,133              -            13,855
                                           ------------   -----------    -----------   ------------    --------------
     Total liabilities                          177,934            13         41,620        (38,719)          180,848
                                           ------------   -----------    -----------   ------------    --------------
Shareholder's equity (deficit)                    9,421        83,899         50,497       (139,099)            4,718
                                           ------------   -----------    -----------   ------------    --------------
                                           $    187,355   $    83,912    $    92,117   $   (177,818)   $      185,566
                                           ============   ===========    ===========   ============    ==============

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                 (IN THOUSANDS)

                                                                            NON-
                                              ISSUER       GUARANTOR      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                           ------------   -----------    -----------   ------------    --------------
Net sales                                  $     50,359   $         -    $    42,123   $    (21,437)   $       71,045
Cost of sales                                    29,896             -         31,255        (20,671)           40,480
                                           ------------   -----------    -----------   ------------    --------------
        Gross profit                             20,463             -         10,868           (766)           30,565
                                           ------------   -----------    -----------   ------------    --------------
Operating expenses:
   Engineering                                    2,670             -          2,084              -             4,754
   Selling, general and administrative           14,328             -          8,568              -            22,896
   Restructuring charges                            537             -              -              -               537
                                           ------------   -----------    -----------   ------------    --------------
                                                 17,535             -         10,652              -            28,187
                                           ------------   -----------    -----------   ------------    --------------
     Operating income (loss)                      2,928             -            216           (766)            2,378

Interest expense                                 (3,956)           80           (211)             -            (4,087)
Other income (expense), net                         786             -           (590)             -               196
Equity in earnings of subsidiaries                 (262)         (342)             -            604                 -
                                           ------------   -----------    -----------   ------------    --------------
Loss before income taxes                           (504)         (262)          (585)          (162)           (1,513)
Benefit from income taxes                          (610)            -           (243)             -              (853)
                                           ------------   -----------    -----------   ------------    --------------
     Net income (loss)                     $        106   $      (262)   $      (342)   $      (162)   $         (660)
                                           ============   ===========    ===========   ============    ==============

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                 (IN THOUSANDS)

                                                                             NON-
                                              ISSUER       GUARANTOR      GUARANTORS   ELIMINATIONS     CONSOLIDATED
                                           ------------   -----------    -----------   ------------    --------------
Net sales                                  $     49,075   $         -    $    43,080   $    (18,267)   $       73,888
Cost of sales                                    29,765             -         29,326        (17,816)           41,275
                                           ------------   -----------    -----------   ------------    --------------
        Gross profit                             19,310             -         13,754           (451)           32,613
                                           ------------   -----------    -----------   ------------    --------------
Operating expenses:
   Engineering                                    2,489             -          1,803              -             4,292
   Selling, general and administrative           12,568             -          8,629              -            21,197
                                           ------------   -----------    -----------   ------------    --------------
                                                 15,057             -         10,432              -            25,489
                                           ------------   -----------    -----------   ------------    --------------
     Operating income (loss)                      4,253             -          3,322           (451)            7,124

Interest expense                                 (4,062)          149           (202)             -            (4,115)
Other income (expense), net                         832             -            (61)             -               771
Equity in earnings of subsidiaries                2,204         2,055              -         (4,259)                -
                                           ------------   -----------    -----------   ------------    --------------
Income (loss) before income taxes                 3,227         2,204          3,059         (4,710)            3,780
Provision for income taxes                           86             -          1,004              -             1,090
                                           ------------   -----------    -----------   ------------    --------------
     Net income (loss)                     $      3,141   $     2,204    $     2,055   $     (4,710)   $        2,690
                                           ============   ===========    ===========   ============    ==============

                           TELEX COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                 (IN THOUSANDS)

                                                                                             NON-
                                                                 ISSUER      GUARANTOR    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                              -----------    ---------    ----------    ------------   ------------
TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               2,910            -        (1,980)              -           930
                                                              -----------    ---------    ----------    ------------   -----------
INVESTING ACTIVITIES:

   Additions to property, plant and equipment                      (1,211)           -          (381)              -        (1,592)
   Other                                                               50            -             -               -            50
                                                              -----------    ---------    ----------    ------------   -----------
   Net cash used in investing activities                           (1,161)           -          (381)              -        (1,542)
                                                              -----------    ---------    ----------    ------------   -----------
FINANCING ACTIVITIES:

   Repayment of long-term debt                                        (53)           -           (62)              -          (115)
   Dividend to parent                                                 (13)           -             -               -           (13)
                                                              -----------    ---------    ----------    ------------   -----------
   Net cash used in financing activities                              (66)           -           (62)              -          (128)
                                                              -----------    ---------    ----------    ------------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS            -            -            67               -            67
                                                              -----------    ---------    ----------    ------------   -----------

CASH AND CASH EQUIVALENTS:

   Net increase (decrease)                                          1,683            -        (2,356)              -          (673)
   Balance at beginning of period                                   3,809            -         9,380               -        13,189
                                                              -----------    ---------    ----------    ------------   -----------
   Balance at end of period                                   $     5,492     $      -    $    7,024    $          -    $   12,516
                                                              ===========    =========    ==========    ============    ==========
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:

     Interest                                                 $         -     $      -    $      134    $          -    $      134
                                                              ===========    =========    ==========    ============    ==========
     Income taxes                                             $        25     $      -    $      942    $          -    $      967
                                                              ===========    =========    ==========    ============    ==========

                           TELEX COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                 (IN THOUSANDS)

                                                                                             NON-
                                                                 ISSUER      GUARANTOR    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                              -----------    ---------    ----------    ------------   ------------
TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               1,134         (200)        4,745               -         5,679
                                                              -----------    ---------    ----------    ------------   -----------
INVESTING ACTIVITIES:

   Additions to property, plant and equipment                      (2,560)           -          (681)              -        (3,241)
   Other                                                               55            -             -               -            55
                                                              -----------    ---------    ----------    ------------   -----------
   Net cash used in investing activities                           (2,505)           -          (681)              -        (3,186)
                                                              -----------    ---------    ----------    ------------   -----------

FINANCING ACTIVITIES:

   Borrowings under revolving lines of credit, net                      -            -        (1,011)              -        (1,011)
   Repayment of long-term debt                                        (53)           -           (63)              -          (116)

   Dividend to parent                                                 (22)           -             -               -           (22)
                                                              -----------    ---------    ----------    ------------   -----------
   Net cash used in financing activities                              (75)           -        (1,074)              -        (1,149)
                                                              ------------   ----------   ----------    ------------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS            -            -          (284)              -          (284)
                                                              -----------    ---------    ----------    ------------   -----------

CASH AND CASH EQUIVALENTS:

   Net (decrease) increase                                         (1,446)        (200)        2,706               -         1,060
   Balance at beginning of period                                   8,593          200         6,166               -        14,959
                                                              -----------    ---------    ----------    ------------   -----------
   Balance at end of period                                   $     7,147          $ -    $    8,872    $          -   $    16,019
                                                              ===========    =========    ==========    ============   ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:

     Interest                                                 $         -          $ -    $      202    $          -   $       202
                                                              ===========    =========    ==========    ============   ===========
     Income taxes                                             $       110          $ -    $    1,633    $          -   $     1,743
                                                              ===========    =========    ==========    ============   ===========

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

We have two business segments: Professional Audio and Advanced Communication Technologies. Professional Audio consists of five product lines within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by professional musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcasts; (iv) professional communication products, including advanced digital matrix intercoms used by broadcasters (including all major television networks) to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and school sports teams as well as by utilities, aerospace and industrial organizations; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

Advanced Communication Technologies targets five principal product markets including: (i) digital audio duplication products for the religious, education and enterprise markets, including talking book products for the blind and reading disabled markets; (ii) military/aviation communication products for the military and aviation markets; (iii) wireless networking products serving the original equipment manufacturer, wireless internet service provider and medical telemetry markets; (iv) land mobile communication products for the public safety, military and industrial markets; and (v) audio and wireless education products for classroom and computer based education markets.

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

CRITICAL ACCOUNTING POLICIES

There has been no material change in our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding certain items in Telex's condensed consolidated statements of operations (dollars in thousands):

                                                             Three months ended
                                                  ------------------------------------------
                                                   March 31,        March 31,          %
                                                     2006               2005        Change
                                                  ----------      -----------      ---------
Net sales:
   Professional Audio                             $   57,705       $  57,547             0.3%
   Advanced Communication Technologies                13,340          16,341           -18.4%
                                                  ----------       ---------       ---------
   Total net sales                                $   71,045       $  73,888            -3.8%
                                                  ==========       =========       ---------

Total gross profit                                $   30,565       $  32,613
     % of sales                                         43.0%           44.1%

Operating income                                  $    2,378       $   7,124
                                                  ==========       =========

Net (loss) income                                 $     (660)      $   2,690
                                                  ==========       =========

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

NET SALES. Net sales decreased $2.9 million, or 3.8%, from $73.9 million for the three months ended March 31, 2005 to $71.0 million for the three months ended March 31, 2006. Approximately $2.2 million, or 78% of the 2006 decrease resulted from weaker foreign currencies compared to the U.S. dollar. Sales decreased in all our geographic marketplaces with Europe experiencing the largest decline. Net sales in the Advanced Communication Technologies segment decreased substantially for the three months ended March 31, 2006 compared to the corresponding period in 2005 due to lower sales of our Land Mobile products and the phasing out of our duplication products.

Net sales in the Professional Audio segment were approximately the same for the three months ended March 31, 2006 and 2005. The Professional Audio group saw a moderate increase in sales in the first quarter of 2006, led by increased sales of Blue branded microphone products, and continued strength of our speaker products. Offsetting this increase was a decrease in sales of the system electronics and console product groups. Lower sales of commercial sound power amps and large format consoles were the leading contributors to the decrease in these product groups.

Net sales in the Advanced Communication Technologies segment decreased $3.0 million, or 18.4%, from $16.3 million for the three months ended March 31, 2005 to $13.3 million for the three months ended March 31, 2006. The decrease in net sales is attributed primarily to lower sales of our Land Mobile products and a decrease in sales of digital duplication products. We ceased production of the digital duplication products in early 2006 and expect sales to continue to decrease throughout 2006 as the remaining inventory is sold off.

GROSS PROFIT. Gross profit decreased $2.0 million, or 6.3%, from $32.6 million for the three months ended March 31, 2005 to $30.6 million for the three months ended March 31, 2006. The gross margin rate decreased to 43.0% for the three months ended March 31, 2006 compared to a gross margin rate of 44.1% for the three months ended March 31, 2005.

The gross margin rate for the Professional Audio segment decreased from 44.1% for the three months ended March 31, 2005 to 42.2% for the three months ended March 31, 2006. The decrease in the gross margin rate is attributed primarily to lower margins in our Systems Electronics group and some manufacturing inefficiencies.

The gross margin rate for the Advanced Communication Technologies segment increased from 44.2% for the three months ended March 31, 2005 to 46.5% for the three months ended March 31, 2006. This increase is attributed primarily to increased margins in our Landmobile, Education, and Assistive Technology product groups as changes in product mix contributed favorably in the 2006 period.

ENGINEERING. Engineering expenses increased $0.5 million, or 10.8%, from $4.3 million for the three months ended March 31, 2005 to $4.8 million for the three months ended March 31, 2006. The spending for the three-month period in 2006 increased mainly in our Professional Audio business segment as we continue to invest in digital technology applications.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $1.7 million, or 7.9%, from $21.2 million for the three months ended March 31, 2005 to $22.9 million for the three months ended March 31, 2006. The increase in expenses in 2006 is attributed mainly to higher U.S. selling and marketing costs. We expect total selling, general and administrative expenses to increase slightly in the second quarter related to new product launch campaigns. We believe third and fourth quarter 2006 expenses will decline below the first quarter levels.

INTEREST EXPENSE.  Interest expense consists of (in thousands):

                                                         Three months ended
                                                           March 31, 2006
                                                        -----------------------
                                                         Telex     Intermediate
                                                        --------   ------------
Cash interest
   11.5 % Senior Secured Notes                          $  3,594     $  3,594
   13.0% Senior Subordinated Discount Notes                    -          237
   Other                                                     135          135
                                                        --------     --------
   Total cash interest                                     3,729        3,966

Non-cash interest:

   Amortization of deferred financing costs                  342          392
   Amortization of debt issuance discount                     16        3,117
                                                        --------     --------
   Total non-cash interest                                   358        3,509
                                                        --------     --------
Total interest expense                                  $  4,087     $  7,475
                                                        --------     --------

                                                         Three months ended
                                                            March 31, 2005
                                                        -----------------------
                                                         Telex     Intermediate
                                                        --------   ------------
Cash interest
   11.5 % Senior Secured Notes                          $  3,594        3,594
   13.0% Senior Subordinated Discount Notes                    -          211
   Other                                                     157          157
                                                        --------     --------
   Total cash interest                                     3,751        3,962

Non-cash interest:

   Amortization of deferred financing costs                  344          394
   Amortization of debt issuance discount                     20        2,695
                                                        --------     --------
   Total non-cash interest                                   364        3,088
                                                        --------     --------
Total interest expense                                  $  4,115     $  7,050
                                                        --------     --------

(Decrease) increase in interest expense                 $    (28)    $    425
                                                        ========     ========

Telex interest expense decreased because we had no foreign borrowings during the 2006 first quarter. In 2005 we did incur some foreign borrowings. Intermediate expense increased due to higher amortization of debt issuance discount.

OTHER INCOME, NET. Other income of $0.2 million for the three months ended March 31, 2006 is principally from interest income and equity in earnings of our LLC. Other income of $0.8 million for the three months ended March 31, 2005 is mainly interest income received from the Internal Revenue Service ("IRS") on an R&D tax credit and adjustment of previously recognized interest on amounts owed, in the U.S., to the IRS.

INCOME TAXES. Intermediate and Telex file a consolidated U.S. federal income tax return with Old Telex. The tax provision recorded by Telex is calculated on a separate company basis as required under a tax sharing agreement with Old Telex. Telex recorded a total income tax benefit of $0.9 million for the three months ended March 31, 2006. The total benefit includes recognition of $0.3 million of deferred tax assets in foreign locations that were accounted for as discrete items in the quarter. Excluding the adjustment for foreign deferred tax assets, Telex's effective tax rate was 39.4%. Income tax expense was $1.1 million for the three months ended March 31, 2005 and the effective tax rate was 28.8%. Excluding a U.S research and development credit recognized as a discrete item in the 2005 period, the effective tax rate was 36.5%. Telex has a valuation allowance of $0.9 million at March 31, 2006 for certain deferred tax assets because of the uncertainty regarding their realization.

The total income tax provision at the consolidated Intermediate level is the same as Telex's because the incremental losses being generated by Intermediate do not provide a current benefit and the deferred benefit is entirely offset by a valuation allowance. Intermediate, including Telex and its consolidated subsidiaries, has significant U.S. deferred tax assets resulting from deductible temporary differences, which consist mainly of interest expense on its Senior Subordinated Discount Notes. Unlike Telex on a separate company basis, Intermediate has a history of losses in the U.S., which weighs heavily in determining the need for a valuation allowance. Given Intermediate's history of losses and expected continuation of the losses, a valuation allowance has been established for all of Intermediate's U.S. net deferred tax assets as of March 31, 2006. Intermediate will reduce the valuation allowance when, and if, Intermediate determines that the deferred tax assets are more likely than not to be realized.

Telex had recorded a payable to Old Telex of $6.0 million at March 31, 2006 and $6.2 million at December 31, 2005, resulting primarily from Telex utilizing net operating losses that had been retained by Old Telex.

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

At March 31, 2006, we had cash and cash equivalents of $12.5 million compared to $13.2 million at December 31, 2005.

Our principal source of funds for the three months ended March 31, 2006 consisted of our beginning cash balance and $0.9 million of cash provided by operating activities. Our principal uses of funds were for capital expenditures of $1.6 million. Our principal source of funds for the three months ended March 31, 2005 consisted of $5.7 million of cash provided by operating activities. Our principal use of funds was for capital expenditures of $3.2 million and financing activities of $1.1 million.

Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machines and tooling, update certain manufacturing processes, update information systems and improve efficiency. Capital expenditures in 2006 are primarily for the expansion of our U.S. based information system to our largest subsidiary in Germany.

Our accounts receivable balance of $52.1 million as of March 31, 2006 increased $1.1 million from $51.0 million as of December 31, 2005. Excluding the impact of foreign currency rate movements, our accounts receivable increased $0.6 million from December 31, 2005. The increase is mainly the result of lower cash collections in the first quarter of 2006 combined with increased sales to customers with longer payment terms. We are not aware of any significant credit risks at March 31, 2006 that could negatively impact future cash receipts from customers.

Our inventories of $55.9 million as of March 31, 2006 increased $4.2 million from $51.7 million at December 31, 2005, with none of the increase resulting from foreign currency rate movements. We increased our finished goods inventories by $3.2 million to meet current demand for upcoming product introductions.

Our consolidated indebtedness remained relatively unchanged at $126.0 million at March 31, 2006 compared to $126.1 million at December 31, 2005. Our debt consists of $125.0 million of 11-1/2% Senior Secured Notes due October 2008 and $1.0 million of other debt in the U.S. and Germany. In addition, our parent's (Intermediate) debt consists of $85.4 million of 13% senior subordinated discount notes due January 2009. These notes increased $3.1 million from December 31, 2005 from the amortization of the debt discount.

We rely mainly on internally generated funds and, to the extent necessary, borrowings under the U.S. revolving credit facility and foreign working capital lines to meet our liquidity needs. Our liquidity needs arise primarily from interest payments, working capital needs and capital expenditure requirements.

Our current credit facilities include a U.S. $15.0 million senior secured credit facility entered into November 19, 2003 (expiring July 12, 2008), subject to certain borrowing base limitations. The credit facility is secured by substantially all of our and our domestic subsidiaries' current and future assets. In addition, we have foreign working capital lines (with on demand repayment provisions), subject to certain limitations, of $9.6 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

At March 31, 2006 we had no borrowings outstanding under our U.S. credit facility and foreign working capital lines. The net availability under our lines, after deduction for open letters of credit and borrowing base limitations, was $22.6 million.

As of March 31, 2006 we had not made any employer contributions to our U.S. pension plan. In April 2006 we made a required 2006 calendar year employer contribution of $230,000. Remaining contributions totaling $1.4 million for the 2005 and 2006 plan years will be paid in 2006.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our exposure to changes in exchange rates. During the nine months ended March 31, 2006, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in our statement of operations.

At March 31, 2006, we had outstanding foreign forward exchange contracts with a notional amount of $16.5 million with a weighted average maturity of 63 days.

At March 31, 2006, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $1.7 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant.

At March 31, 2006, Telex had fixed rate debt of $125.3 million and an interest-free loan of $0.7 million. Holding all other variables constant, such as foreign exchange rates and debt levels, a one-percentage point decrease in interest rates would increase the unrealized fair market value of this debt by approximately $2.8 million. Intermediate had incremental fixed rate debt of $85.4 million and a one-percentage point decrease in interest rates would increase the unrealized fair market value of this debt by approximately $2.2 million.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Intermediate's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of March 31, 2006. Based on that evaluation, our management, including the CEO and CFO, concluded (i) that our disclosure controls and procedures were effective as of the end of the period to ensure that the information that we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (ii) that the information that is required to be reported is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of implementing its U.S. based, worldwide information technology application globally. Our Germany subsidiary went live on the system in the first quarter of 2006. Management does not currently believe that these implementations will adversely affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

    31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

    31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

    32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, EACH REGISTRANTS HAVE DULY CAUSED THIS REPORT TO BE SIGNED ON THEIR BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AS OF THE 1ST DAY OF MAY, 2006.

TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
TELEX COMMUNICATIONS, INC.


Dated:   May 1, 2006           By:  /s/ Raymond V. Malpocher
                                    ------------------------------------
                                    Raymond V. Malpocher
                                    President and Chief Executive Officer

Dated: May 1, 2006              By: /s/ Gregory W. Richter
                                    ------------------------------------
                                    Gregory W. Richter
                                    Vice President and Chief Financial Officer

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