Form 10-Q
period 2006-06-30
TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS LLC; TELEX COMMUNICATIONS INC
filed 2006-08-08
CIK 1274652, 857668

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         YES  X  NO
                                                                      ---    ---

Indicate by check mark whether any of the registrants is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

 Large accelerated filer       Accelerated filer       Non-accelerated filer  X
                         ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  YES     NO  X
                                                                      ---    ---

As of July 31, 2006, Telex Communications, Inc. had outstanding 500 shares of Common Stock, $0.01 par value, all of which are owned beneficially and of record by Telex Communications Intermediate Holdings, LLC. Telex Communications Intermediate Holdings, LLC has one member interest outstanding, which is owned by Telex Communications Holdings, Inc.

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

                        THIS DOCUMENT CONTAINS 35 PAGES.

================================================================================

                        PART I. --- FINANCIAL INFORMATION

Item 1. Financial Statements                                             Page(s)
Included herein is the following unaudited financial information:
TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
Condensed Consolidated Balance Sheets as of June 30, 2006 and
   December 31, 2005                                                          4
Condensed Consolidated Statements of Operations for the three and six
   month periods ended June 30, 2006 and 2005                                 5
Condensed Consolidated Statements of Cash Flows for the six month
   periods ended June 30, 2006 and 2005                                       6
TELEX COMMUNICATIONS, INC.
Condensed Consolidated Balance Sheets as of June 30, 2006 and
   December 31, 2005                                                          7
Condensed Consolidated Statements of Operations for the three and six
   month periods ended June 30, 2006 and 2005                                 8
Condensed Consolidated Statements of Cash Flows for the six month
   periods ended June 30, 2006 and 2005                                       9

Notes to Condensed Consolidated Financial Statements                      10-23
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         24-30
Item 3. Quantitative and Qualitative Disclosures About Market Risk           31
Item 4. Controls and Procedures                                              32

                         PART II. --- OTHER INFORMATION

                                                                         Page(s)
Item 1A. Risk Factors                                                        33
Item 6. Exhibits                                                             33
Signatures                                                                   34
Exhibit Index                                                                35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   JUNE 30,   DECEMBER 31,
                                                     2006         2005
                                                 -----------  ------------
                                                 (UNAUDITED)    (SEE NOTE)
                    ASSETS
Current assets:
   Cash and cash equivalents                      $  10,870     $  13,189
   Accounts receivable, net                          56,846        51,018
   Inventories                                       64,401        51,742
   Deferred income taxes                              2,826         1,899
   Prepaid expenses                                   4,835         3,233
   Other current assets                               3,570         1,502
                                                  ---------     ---------
      Total current assets                          143,348       122,583
Property, plant and equipment, net                   34,666        35,400
Deferred financing costs, net                         3,809         4,593
Goodwill, net                                        16,113        15,998
Other assets                                          2,817         3,422
                                                  ---------     ---------
                                                  $ 200,753     $ 181,996
                                                  =========     =========
       LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
   Current maturities of long-term debt           $     486     $     458
   Accounts payable                                  22,662        15,229
   Accrued wages and benefits                        15,132        12,848
   Accrued interest                                   3,120         3,113
   Other accrued liabilities                          9,002         8,015
   Income taxes payable                                 720         1,803
                                                  ---------     ---------
      Total current liabilities                      51,122        41,466
Long-term debt, net                                 214,076       207,949
Payable to Telex Communications Holdings, Inc.        7,799         6,183
Other long-term liabilities                          10,609         7,672
                                                  ---------     ---------
      Total liabilities                             283,606       263,270
                                                  ---------     ---------
Member's deficit:
   Member interest                                   83,946        83,946
   Accumulated other comprehensive loss              (5,037)       (7,750)
   Accumulated deficit                             (161,762)     (157,470)
                                                  ---------     ---------
      Total member's deficit                        (82,853)      (81,274)
                                                  ---------     ---------
                                                  $ 200,753     $ 181,996
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

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                   (UNAUDITED)

                                          Three months ended      Six months ended
                                         --------   --------   ---------   ---------
                                         June 30,   June 30,    June 30,    June 30,
                                           2006       2005       2006         2005
                                         --------   --------   ---------   ---------
Net sales                                $ 84,072   $ 80,358   $ 155,117   $ 154,246
Cost of sales                              45,390     43,323      85,870      84,598
                                         --------   --------   ---------   ---------
      Gross profit                         38,682     37,035      69,247      69,648
                                         --------   --------   ---------   ---------
Operating expenses:
   Engineering                              5,015      4,162       9,769       8,454
   Selling, general and administrative     24,062     22,172      46,968      43,392
   Restructuring charges                      343         --         880          --
                                         --------   --------   ---------   ---------
                                           29,420     26,334      57,617      51,846
                                         --------   --------   ---------   ---------
      Operating income                      9,262     10,701      11,630      17,802
Interest expense                           (7,614)    (7,175)    (15,089)    (14,225)
Other income, net                             639        225         835         996
                                         --------   --------   ---------   ---------
Income (loss) before income taxes           2,287      3,751      (2,624)      4,573
Provision for income taxes                  2,425      2,766       1,572       3,856
                                         --------   --------   ---------   ---------
      Net (loss) income                  $   (138)  $    985   $  (4,196)  $     717
                                         ========   ========   =========   =========

            See notes to condensed consolidated financial statements.

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                               --------------------
                                                               JUNE 30,    JUNE 30,
                                                                 2006        2005
                                                               --------   ---------
OPERATING ACTIVITIES:
   Net (loss) income                                           $ (4,196)  $    717
   Adjustments to reconcile net (loss) income to
      cash flows from operations:
      Depreciation and amortization                               4,366      3,445
      Amortization of deferred financing costs and
         pay-in-kind interest charge                              7,139      6,276
      Restructuring charges                                         880         --
      Gain on sale of assets                                       (490)        --
      Deferred income taxes                                      (1,261)        --
      Change in operating assets and liabilities                (12,679)   (11,194)
      Change in long-term liabilities                             2,937      1,926
      Other, net                                                    456        313
                                                               --------   --------
   Net cash (used in) provided by operating activities           (2,848)     1,483
                                                               --------   --------
INVESTING ACTIVITIES:
   Additions to property, plant and equipment                    (3,529)    (6,452)
   Net proceeds from sale of assets                               3,989         --
   Other                                                             89         55
                                                               --------   --------
   Net cash provided by (used in) investing activities              549     (6,397)
                                                               --------   --------
FINANCING ACTIVITIES:
   Repayments under revolving lines of credit, net                   --     (1,011)
   Repayment of long-term debt                                     (234)      (230)
   Dividend to parent                                               (96)        --
                                                               --------   --------
   Net cash used in financing activities                           (330)    (1,241)
                                                               --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS        310       (380)
                                                               --------   --------
CASH AND CASH EQUIVALENTS:
   Net decrease                                                  (2,319)    (6,535)
   Balance at beginning of period                                13,189     14,959
                                                               --------   --------
   Balance at end of period                                    $ 10,870   $  8,424
                                                               ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
      Interest                                                 $  8,191   $  8,020
                                                               ========   ========
      Income taxes                                             $  1,885   $  2,929
                                                               ========   ========

            See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   JUNE 30,    DECEMBER 31,
                                                     2006          2005
                                                 -----------   ------------
                                                 (UNAUDITED)    (SEE NOTE)
                    ASSETS
Current assets:
   Cash and cash equivalents                      $  10,870      $  13,189
   Accounts receivable, net                          56,846         51,018
   Inventories                                       64,401         51,742
   Deferred income taxes                              6,965          6,038
   Prepaid expenses                                   4,835          3,233
   Other current assets                               3,570          1,502
                                                  ---------      ---------
      Total current assets                          147,487        126,722
Property, plant and equipment, net                   34,666         35,400
Deferred financing costs, net                         3,297          3,981
Goodwill                                             16,113         15,998
Other assets                                          2,860          3,465
                                                  ---------      ---------
                                                  $ 204,423      $ 185,566
                                                  =========      =========

     LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current maturities of long-term debt           $     486      $     458
   Accounts payable                                  22,662         15,229
   Accrued wages and benefits                        15,132         12,848
   Accrued interest                                   2,995          2,995
   Other accrued liabilities                          9,002          8,019
   Income taxes payable                                 720          1,803
                                                  ---------      ---------
      Total current liabilities                      50,997         41,352
Long-term debt, net                                 125,446        125,641
Payable to Telex Communications Holdings, Inc.        7,799          6,183
Other long-term liabilities                          10,609          7,672
                                                  ---------      ---------
      Total liabilities                             194,851        180,848
                                                  ---------      ---------
Shareholder's equity:
   Common stock and capital in excess of par        143,029        143,029
   Accumulated other comprehensive loss              (4,521)        (7,234)
   Accumulated deficit                             (128,936)      (131,077)
                                                  ---------      ---------
      Total shareholder's equity                      9,572          4,718
                                                  ---------      ---------
                                                  $ 204,423      $ 185,566
                                                  =========      =========

            See notes to condensed consolidated financial statements.
     Note: The balance sheet at December 31, 2005 has been derived from the Company's audited financial statements at that date.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                         -------------------   -------------------
                                         JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                           2006       2005       2006       2005
                                         --------   --------   --------   --------
Net sales                                 $84,072    $80,358   $155,117   $154,246
Cost of sales                              45,390     43,323     85,870     84,598
                                          -------    -------   --------   --------
      Gross profit                         38,682     37,035     69,247     69,648
                                          -------    -------   --------   --------
Operating expenses:
   Engineering                              5,015      4,162      9,769      8,454
   Selling, general and administrative     24,057     22,159     46,953     43,356
   Restructuring charges                      343         --        880         --
                                          -------    -------   --------   --------
                                           29,415     26,321     57,602     51,810
                                          -------    -------   --------   --------
      Operating income                      9,267     10,714     11,645     17,838
Interest expense                           (4,100)    (4,131)    (8,187)    (8,246)
Other income, net                             639        225        835        996
                                          -------    -------   --------   --------
Income before income taxes                  5,806      6,808      4,293     10,588
Provision for income taxes                  2,425      2,766      1,572      3,856
                                          -------    -------   --------   --------
      Net income                          $ 3,381    $ 4,042   $  2,721   $  6,732
                                          =======    =======   ========   ========

            See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                        -------------------
                                                                        JUNE 30,   JUNE 30,
                                                                          2006       2005
                                                                        --------   --------
OPERATING ACTIVITIES:
   Net income                                                           $  2,721   $  6,732
   Adjustments to reconcile net income to cash flows from operations:
      Depreciation and amortization                                        4,366      3,445
      Amortization of deferred financing costs and debt discount             717        724
      Restructuring charges                                                  880         --
      Gain on sale of assets                                                (490)        --
      Deferred income taxes                                               (1,261)       384
      Change in operating assets and liabilities                         (12,690)   (11,585)
      Change in long-term liabilities                                      2,937      1,926
      Other, net                                                             456        313
                                                                        --------   --------
   Net cash (used in) provided by operating activities                    (2,364)     1,939
                                                                        --------   --------
INVESTING ACTIVITIES:
   Additions to property, plant and equipment                             (3,529)    (6,452)
   Net proceeds from sale of assets                                        3,989         --
   Other                                                                      89         55
                                                                        --------   --------
   Net cash provided by (used in) investing activities                       549     (6,397)
                                                                        --------   --------
FINANCING ACTIVITIES:
   Repayments under revolving lines of credit, net                            --     (1,011)
   Repayment of long-term debt                                              (234)      (230)
   Dividend to parent                                                       (580)      (456)
                                                                        --------   --------
   Net cash used in financing activities                                    (814)    (1,697)
                                                                        --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                 310       (380)
                                                                        --------   --------
CASH AND CASH EQUIVALENTS:
   Net decrease                                                           (2,319)    (6,535)
   Balance at beginning of period                                         13,189     14,959
                                                                        --------   --------
   Balance at end of period                                             $ 10,870   $  8,424
                                                                        ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
      Interest                                                          $  7,718   $  7,599
                                                                        ========   ========
      Income taxes                                                      $  1,885   $  2,929
                                                                        ========   ========

            See notes to condensed consolidated financial statements.

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                           TELEX COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   Basis of Presentation

     COMPANY STRUCTURE

     The consolidated financial statements included herein are those of:

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

2.   Pending Merger

     On June 28, 2006, we announced that the board of directors of Old Telex had unanimously approved a strategic merger with an indirect subsidiary of Robert Bosch GmbH. At the effective time of the merger all publicly registered debt of Old Telex, including the 11-1/2%

     Senior Secured Notes due October 15, 2008 issued by Telex and the 13% Senior Subordinated Discount Notes due January 15, 2009 issued by Intermediate, will be satisfied and discharged in accordance with the merger agreement. The merger is subject to the receipt of certain regulatory approvals, including the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as other customary closing conditions, and is expected to close during the third quarter of 2006. Additional information regarding the merger is contained in the Form 8-K filing of June 30, 2006.

3.   Inventories

     Inventories consist of the following (in thousands):

                    June 30,   December 31,
                      2006         2005
                    --------   ------------
Raw materials        $29,839      $22,832
Work in process        5,459        3,558
Finished products     29,103       25,352
                     -------      -------
                     $64,401      $51,742
                     =======      =======

4.   Restructuring Charges

     As discussed in Note 3 to the Annual Report on Form 10-K for the year ended December 31, 2005 of Intermediate and Telex, Telex had recorded pretax restructuring charges of $1.8 million in 2005. During the six months ended June 30, 2006, additional pretax restructuring charges of $0.9 million were recorded. The restructuring will result in a reduction of approximately 165 employees from the Company's Blue Earth, Minnesota manufacturing facility, with all employees expected to be terminated as of December 31, 2006. There are approximately 100 employees remaining as of June 30, 2006. The pretax restructuring charges are anticipated to total $2.8 million and will include expected cash expenditures of $2.0 million, to be completed by the end of the fourth quarter of 2006, primarily for severance costs, with the remaining $0.8 million of the restructuring charges representing non-cash charges associated with the write-down of fixed assets. Cumulative charges and cash payments total $2.6 million and $0.8 million, respectively, as of June 30, 2006.

     Telex sold the Blue Earth facility in June 2006 and is leasing back a minor portion through December 2006. Telex recognized a gain of approximately $0.5 million with the gain included in other income, net in the condensed consolidated statements of operations.

     The following table summarizes the status of Telex's business restructuring reserve and other related expenses during the six months ended June 30, 2006 (in thousands):

                                   Employee       Asset     Other       Total
                                  Separation   Impairment    Exit   Restructuring
                                     Costs        Costs     Costs      Reserve
                                  ----------   ----------   -----   -------------
Charges                             $  884        $ 836     $  43       $1,763
Asset Impairments                       --         (836)       --         (836)
Cash Payments                          (12)          --       (43)         (55)
                                    ------        -----     -----       ------
Balance as of December 31, 2005        872           --        --          872
Charges                                680           --       200          880
Cash Payments                         (545)          --      (200)        (745)
                                    ------        -----     -----       ------
Balance as of June 30, 2006         $1,007        $  --     $  --       $1,007
                                    ======        =====     =====       ======

5.   Goodwill

     Telex performs annual impairment reviews at the beginning of the fourth quarter or at any time there is an indicator of impairment. There was no indicator of impairment for the quarter ended June 30, 2006. Telex has certain amounts of goodwill denominated in foreign currencies that fluctuate with the movement of exchange rates.

     As disclosed in the table below, Telex incurred additional acquisition costs in the six months ended June 30, 2006 related to its December 2005 acquisition of Shinwa Teknik (H.K.) Co., Ltd.

     The following table presents the changes in carrying value of goodwill by business segment as of June 30, 2006 (in thousands):

                                                       Advanced Communication
                                  Professional Audio        Technologies         Total
                                  ------------------   ----------------------   -------
Balance as of December 31, 2005         $9,587                 $6,411           $15,998
Purchase price adjustment                   --                     21                21
Foreign currency translation                94                     --                94
                                        ------                 ------           -------
Balance as of June 30, 2006             $9,681                 $6,432           $16,113
                                        ======                 ======           =======

6.   Debt

     Long-term debt consists of the following (in thousands):

                                     June 30,   December 31,
                                       2006         2005
                                     --------   ------------
TELEX
Senior Secured Notes                 $125,000     $125,000
Morrilton loan                            632          706
Other debt                                300          393
                                     --------     --------
                                      125,932      126,099
Less - current portion                   (486)        (458)
                                     --------     --------
   Total Telex long-term debt         125,446      125,641
INTERMEDIATE
Senior Subordinated Discount Notes     88,630       82,308
                                     --------     --------
   Total long-term debt              $214,076     $207,949
                                     ========     ========

7.   Income Taxes

     Intermediate and Telex file a consolidated U.S. federal income tax return with Old Telex. The tax provision recorded by Telex is calculated on a separate company basis as required under a tax sharing agreement with Old Telex. Telex recorded a total income tax expense of $1.6 million for the six months ended June 30, 2006, resulting in an effective tax rate of 36.6%. Income tax expense was $3.9 million for the six months ended June 30, 2005 and the effective tax rate was 36.4%. Telex has a valuation allowance of $0.9 million at June 30, 2006 for certain deferred tax assets because of the uncertainty regarding their realization.

     The total income tax provision at the consolidated Intermediate level is the same as Telex's because the incremental losses being generated by Intermediate do not provide a current benefit and the deferred benefit is entirely offset by a valuation allowance. Intermediate, including Telex and its consolidated subsidiaries, has significant U.S. deferred tax assets resulting from deductible temporary differences, which consist mainly of interest expense on its Senior Subordinated Discount Notes. Unlike Telex on a separate company basis, Intermediate has a history of losses in the U.S., which weighs heavily in determining the need for a valuation allowance. Given Intermediate's history of losses and expected continuation of the losses, a valuation allowance has been established for all of Intermediate's U.S. net deferred tax assets as of June 30, 2006. Intermediate will reduce the valuation allowance when, and if, Intermediate determines that the deferred tax assets are more likely than not to be realized.

     Telex had recorded a payable to Old Telex of $7.8 million at June 30, 2006 and $6.2 million at December 31, 2005, resulting primarily from Telex utilizing net operating losses that had been retained by Old Telex.

     With the exception of Japan, accumulated and current unremitted earnings of the Company's foreign subsidiaries are deemed to be reinvested in each country and are not expected to be remitted. As such, no U.S. taxes have been provided for such foreign earnings.

8.   Pension and Postretirement Benefits

     Telex has one noncontributory defined benefit cash balance pension plan which was frozen in June 2003. Plan participants, as of June 2003, continue to receive interest credits but no longer receive a benefit credit based on the participant's age, vesting service, and total remuneration.

     The following table presents the net periodic benefit cost for each period (in thousands):

                                           Three months ended June 30,   Six months ended June 30,
                                           ---------------------------   -------------------------
                                                   2006    2005                 2006    2005
                                                  -----   -----                -----   -----
Components of net periodic benefit cost:
Interest cost                                     $ 302   $ 301                $ 604   $ 602
Expected return on plan assets                     (325)   (368)                (650)   (736)
Amortization of prior unrecognized loss             162     106                  324     212
                                                  -----   -----                -----   -----
   Net periodic benefit cost                      $ 139   $  39                $ 278   $  78
                                                  =====   =====                =====   =====

     Telex made employer contributions of $230,000 in April 2006 and $230,000 in July 2006 with additional funding of $1.2 million scheduled throughout the remainder of 2006.

9.   Related-Party Transactions

     In 2000 Telex relocated its corporate headquarters to a facility leased from DRF 12000 Portland LLC (the LLC), an entity in which Telex has a 50% interest. Telex contributed $0.6 million of cash to the LLC and the investment has been accounted for under the equity method. Telex has reviewed the accounting on a quarterly basis, applying the guidelines in FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46), and concluded that the method of accounting for the investment, equity method, remained appropriate.

     In May 2006 the LLC sold the headquarters facility to a real estate management firm for approximately $14 million and distributed the net proceeds to the investors, after payment of the outstanding mortgage balance and other closing expenses. In conjunction with the sale of the facility Telex, as tenant, extended its existing lease for an additional five years to May 31, 2015. Telex received cash of $0.7 million from the new owner in consideration for extending the lease.

     Telex has deferred its gain of approximately $2 million from the liquidation of its 50% interest in the LLC and is recognizing this gain, as well as the lease extension payment, over the future lease term of nine years. Telex reviewed various lease accounting principles and determined that deferring the gain was appropriate as the company has significant continued involvement with the property as sole tenant in the building.

10.  Comprehensive Loss

     Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Intermediate and Telex, comprehensive net loss represents net income or loss adjusted for foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive loss is as follows (in thousands):

                                                                   Intermediate
                                             -------------------------------------------------------
                                             Three months ended June 30,   Six months ended June 30,
                                             ---------------------------   -------------------------
                                                    2006      2005               2006      2005
                                                   ------   -------            -------   -------
Net (loss) income                                  $ (138)  $   985            $(4,196)  $   717
Other comprehensive income:
   Foreign currency translation adjustment          2,148    (2,566)             2,713    (3,996)
                                                   ------   -------            -------   -------
Comprehensive income (loss)                        $2,010   $(1,581)           $(1,483)  $(3,279)
                                                   ======   =======            =======   =======

                                                                      Telex
                                             -------------------------------------------------------
                                             Three months ended June 30,   Six months ended June 30,
                                             ---------------------------   -------------------------
                                                    2006      2005               2006      2005
                                                   ------   -------             ------   -------
Net income                                         $3,381   $ 4,042             $2,721   $ 6,732
Other comprehensive income:
   Foreign currency translation adjustment          2,148    (2,566)             2,713    (3,996)
                                                   ------   -------             ------   -------
Comprehensive income                               $5,529   $ 1,476             $5,434   $ 2,736
                                                   ======   =======             ======   =======

     The components of accumulated other comprehensive loss for both Intermediate and Telex are as follows (in thousands):

                               June 30,   December 31,
                                 2006         2005
                               --------   ------------
INTERMEDIATE
Foreign currency translation   $ 3,507       $   794
Minimum pension liability       (8,544)       (8,544)
                               -------       -------
                               $(5,037)      $(7,750)
                               =======       =======

                               June 30,   December 31,
                                 2006         2005
                               --------   ------------
TELEX
Foreign currency translation    $ 3,920     $ 1,207
Minimum pension liability        (8,441)     (8,441)
                                -------     -------
                                $(4,521)    $(7,234)
                                =======     =======

11.  Segment Information

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

     The following tables provide information for Telex, and Intermediate where relevant, by business segment and geographic region for the three and six months ended June 30, 2006 and 2005 (in thousands):

                                          Three months ended     Six months ended
                                         -------------------   -------------------
                                         June 30,   June 30,   June 30,   June 30,
                                           2006       2005       2006       2005
                                         --------   --------   --------   --------
Net sales
   Professional Audio                     $71,031    $65,494   $128,736   $123,041
   Advanced Communication Technologies     13,041     14,864     26,381     31,205
                                          -------    -------   --------   --------
                                          $84,072    $80,358   $155,117   $154,246
                                          =======    =======   ========   ========
Operating income (loss) (1)
   Professional Audio                     $ 7,045    $ 8,754   $  8,280   $ 13,219
   Advanced Communication Technologies      2,576      2,092      4,259      4,809
   Corporate                                 (359)      (145)      (909)      (226)
                                          -------    -------   --------   --------
                                          $ 9,262    $10,701   $ 11,630   $ 17,802
                                          =======    =======   ========   ========
Depreciation expense
   Professional Audio                     $ 1,514    $ 1,371   $  2,929   $  2,724
   Advanced Communication Technologies        182        101        355        193
   Corporate                                  419        267        970        503
                                          -------    -------   --------   --------
                                          $ 2,115    $ 1,739   $  4,254   $  3,420
                                          =======    =======   ========   ========
Capital expenditures
   Professional Audio                     $ 1,448    $ 1,630   $  2,415   $  3,172
   Advanced Communication Technologies        290        221        490        494
   Corporate                                  199      1,360        624      2,786
                                          -------    -------   --------   --------
                                          $ 1,937    $ 3,211   $  3,529   $  6,452
                                          =======    =======   ========   ========
Total assets (2)
   Professional Audio                                          $135,662   $125,719
   Advanced Communication Technologies                           41,444     37,987
   Corporate                                                     23,647     21,768
                                                               --------   --------
                                                               $200,753   $185,474
                                                               ========   ========

(1) These results include operating expense for Intermediate of $5,000 and $13,000 for the quarter ended June 30, 2006 and 2005, respectively, and $15,000 and $36,000 for the six months ended June 30, 2006 and 2005, respectively.

(2) Total assets include deferred financing costs for Intermediate of $512,000 and $712,000 as of June 30, 2006 and 2005, respectively. Total assets include a deferred tax valuation allowance of $4,182,000 as of June 30, 2006 for Intermediate.

Corporate operating expenses include unallocated corporate engineering, selling, general and administrative costs, amortization of other corporate intangibles and restructuring charges.

Corporate identifiable assets relate principally to the investment in information systems and corporate facilities, as well as cash, deferred financing costs and deferred tax assets.

Net sales into each of the principal geographic regions were as follows (in thousands):

                           Three months ended     Six months ended
                          -------------------   -------------------
                          June 30,   June 30,   June 30,   June 30,
                            2006       2005       2006       2005
                          --------   --------   --------   --------
United States              $41,699    $39,474   $ 78,035   $ 76,898
Europe                      24,067     23,325     42,655     44,267
Asia                         9,894     10,359     19,282     21,942
Other foreign countries      8,412      7,200     15,145     11,139
                           -------    -------   --------   --------
                           $84,072    $80,358   $155,117   $154,246
                           =======    =======   ========   ========

It is not practical to disclose revenue by product or service grouping for financial reporting purposes as the systems do not reliably compile this information.

Long-lived assets of the Intermediate's U.S. and International operations were as follows (in thousands):

                          June 30, 2005   December 31, 2005
                          -------------   -----------------
United States                $40,522           $44,017
International                 16,883            15,396
                             -------           -------
                             $57,405           $59,413
                             =======           =======

12.  Commitments and Contingencies - Litigation

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

13.  Guarantor Subsidiary

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

     The following tables present condensed consolidating balance sheets as of June 30, 2006 and December 31, 2005, condensed consolidating statements of operations for the three and six months ended June 30, 2006 and 2005, and condensed consolidating statements of cash flows for the six months ended June 30, 2006 and 2005. Intermediate's 13% senior subordinated discount notes are unsecured and are not guaranteed by any other party.

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2006
                                 (IN THOUSANDS)

                                                                    NON -
                                           ISSUER    GUARANTOR   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          --------   ---------   ----------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents              $  3,358    $    --     $  7,512     $      --       $ 10,870
   Accounts receivable, net                 26,396         --       30,450            --         56,846
   Inventories                              27,768         --       43,570        (6,937)        64,401
   Deferred income taxes                     6,621         --          344            --          6,965
   Prepaid expenses                          1,617         --        3,218            --          4,835
   Other current assets                        401     33,988        5,461       (36,280)         3,570
                                          --------    -------     --------     ---------       --------
      Total current assets                  66,161     33,988       90,555       (43,217)       147,487
Property, plant and equipment, net          21,839         --       12,827            --         34,666
Deferred financing costs, net                3,297         --           --            --          3,297
Goodwill, net                               14,500         --        1,613            --         16,113
Other assets                                   159         --        2,709            (8)         2,860
Investment in subsidiaries                  88,461     54,486           --      (142,947)            --
                                          --------    -------     --------     ---------       --------
                                          $194,417    $88,474     $107,704     $(186,172)      $204,423
                                          ========    =======     ========     =========       ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current maturities of long-term debt   $    212    $    --     $    274     $      --       $    486
   Accounts payable                         13,040         --        9,622            --         22,662
   Accrued wages and benefits                6,646         --        8,486            --         15,132
   Accrued interest                          2,995         --           --            --          2,995
   Other accrued liabilities                10,961         --       34,321       (36,280)         9,002
   Income taxes payable                      1,500         --         (780)           --            720
                                          --------    -------     --------     ---------       --------
      Total current liabilities             35,354         --       51,923       (36,280)        50,997
Long-term debt, net                        125,420         --           26            --        125,446
Other long-term liabilities                 17,126         13        1,269            --         18,408
                                          --------    -------     --------     ---------       --------
      Total liabilities                    177,900         13       53,218       (36,280)       194,851
                                          --------    -------     --------     ---------       --------
Shareholder's equity (deficit)              16,517     88,461       54,486      (149,892)         9,572
                                          --------    -------     --------     ---------       --------
                                          $194,417    $88,474     $107,704     $(186,172)      $204,423
                                          ========    =======     ========     =========       ========

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2005
                                 (IN THOUSANDS)

                                                                    NON -
                                           ISSUER    GUARANTOR   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          --------   ---------   ----------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents              $  3,809    $    --      $ 9,380     $      --       $ 13,189
   Accounts receivable, net                 24,777         --       26,241            --         51,018
   Inventories                              24,050         --       32,367        (4,675)        51,742
   Deferred income taxes                     5,704         --          334            --          6,038
   Prepaid expenses                          1,576         --        1,657            --          3,233
   Other current assets                        338     33,415        6,488       (38,739)         1,502
                                          --------    -------      -------     ---------       --------
      Total current assets                  60,254     33,415       76,467       (43,414)       126,722
Property, plant and equipment, net          23,590         --       11,810            --         35,400
Deferred financing costs, net                3,981         --           --            --          3,981
Goodwill, net                               14,500         --        1,498            --         15,998
Other assets                                 1,131         --        2,342            (8)         3,465
Investment in subsidiaries                  83,899     50,497           --      (134,396)            --
                                          --------    -------      -------     ---------       --------
                                          $187,355    $83,912      $92,117     $(177,818)      $185,566
                                          ========    =======      =======     =========       ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Current maturities of long-term debt   $    212    $    --      $   246     $      --       $    458
   Accounts payable                          9,305         --        5,924            --         15,229
   Accrued wages and benefits                6,009         --        6,839            --         12,848
   Accrued interest                          2,995         --           --            --          2,995
   Other accrued liabilities                20,159         --       26,579       (38,719)         8,019
   Income taxes payable                      1,052         --          751            --          1,803
                                          --------    -------      -------     ---------       --------
      Total current liabilities             39,732         --       40,339       (38,719)        41,352
Long-term debt, net                        125,493         --          148            --        125,641
Other long-term liabilities                 12,709         13        1,133            --         13,855
                                          --------    -------      -------     ---------       --------
      Total liabilities                    177,934         13       41,620       (38,719)       180,848
                                          --------    -------      -------     ---------       --------
Shareholder's equity (deficit)               9,421     83,899       50,497      (139,099)         4,718
                                          --------    -------      -------     ---------       --------
                                          $187,355    $83,912      $92,117     $(177,818)      $185,566
                                          ========    =======      =======     =========       ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2006
                                 (IN THOUSANDS)

                                                                  NON -
                                          ISSUER   GUARANTOR   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         -------   ---------   ----------   ------------   ------------
Net sales                                $60,008    $    --     $ 52,760      $(28,696)      $ 84,072
Cost of sales                             34,974         --       38,057       (27,641)        45,390
                                         -------    -------     --------      --------       --------
         Gross profit                     25,034         --       14,703        (1,055)        38,682
                                         -------    -------     --------      --------       --------
Operating expenses:
   Engineering                             2,808         --        2,207            --          5,015
   Selling, general and administrative    14,298         --        9,759            --         24,057
   Restructuring charges                     343         --           --            --            343
                                         -------    -------     --------      --------       --------
                                          17,449         --       11,966            --         29,415
                                         -------    -------     --------      --------       --------
      Operating income (loss)              7,585         --        2,737        (1,055)         9,267
Interest expense                          (3,936)        85         (249)           --         (4,100)
Other income (expense), net                1,423         --         (784)           --            639
Equity in earnings of subsidiaries         1,255      1,170           --        (2,425)            --
                                         -------    -------     --------      --------       --------
Income (loss) before income taxes          6,327      1,255        1,704        (3,480)         5,806
Provision for income taxes                 1,891         --          534            --          2,425
                                         -------    -------     --------      --------       --------
      Net income (loss)                  $ 4,436    $ 1,255     $  1,170      $ (3,480)      $  3,381
                                         =======    =======     ========      ========       ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005
                                 (IN THOUSANDS)

                                                                  NON -
                                          ISSUER   GUARANTOR   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         -------   ---------   ----------   ------------   ------------
Net sales                                $55,102    $    --     $ 47,470      $(22,214)      $80,358
Cost of sales                             32,992         --       32,481       (22,150)       43,323
                                         -------    -------     --------      --------       -------
         Gross profit                     22,110         --       14,989           (64)       37,035
                                         -------    -------     --------      --------       -------
Operating expenses:
   Engineering                             2,422         --        1,740            --         4,162
   Selling, general and administrative    13,263         --        8,896            --        22,159
                                         -------    -------     --------      --------       -------
                                          15,685         --       10,636            --        26,321
                                         -------    -------     --------      --------       -------
      Operating income (loss)              6,425         --        4,353           (64)       10,714
Interest expense                          (4,064)       142         (209)           --        (4,131)
Other income (expense), net                  348         --         (123)           --           225
Equity in earnings of subsidiaries         2,847      2,705           --        (5,552)           --
                                         -------    -------     --------      --------       -------
Income (loss) before income taxes          5,556      2,847        4,021        (5,616)        6,808
Provision for income taxes                 1,450         --        1,316            --         2,766
                                         -------    -------     --------      --------       -------
      Net income (loss)                  $ 4,106    $ 2,847     $  2,705      $ (5,616)      $ 4,042
                                         =======    =======     ========      ========       =======

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                 (IN THOUSANDS)

                                                                   NON -
                                          ISSUER    GUARANTOR   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         --------   ---------   ----------   ------------   ------------
Net sales                                $110,367      $ --      $94,883       $(50,133)      $155,117
Cost of sales                              64,870        --       69,312        (48,312)        85,870
                                         --------      ----      -------       --------       --------
         Gross profit                      45,497        --       25,571         (1,821)        69,247
                                         --------      ----      -------       --------       --------
Operating expenses:
   Engineering                              5,478        --        4,291             --          9,769
   Selling, general and administrative     28,626        --       18,327             --         46,953
   Restructuring charges                      880        --           --             --            880
                                         --------      ----      -------       --------       --------
                                           34,984        --       22,618             --         57,602
                                         --------      ----      -------       --------       --------
      Operating income (loss)              10,513        --        2,953         (1,821)        11,645
Interest expense                           (7,892)      165         (460)            --         (8,187)
Other income (expense), net                 2,209        --       (1,374)            --            835
Equity in earnings of subsidiaries            993       828           --         (1,821)            --
                                         --------      ----      -------       --------       --------
Income (loss)  before income taxes          5,823       993        1,119         (3,642)         4,293
Provision for income taxes                  1,281        --          291             --          1,572
                                         --------      ----      -------       --------       --------
      Net income (loss)                  $  4,542      $993      $   828       $ (3,642)      $  2,721
                                         ========      ====      =======       ========       ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                 (IN THOUSANDS)

                                                                   NON-
                                          ISSUER    GUARANTOR   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         --------   ---------   ----------   ------------   ------------
Net sales                                $104,177     $   --     $90,550       $(40,481)      $154,246
Cost of sales                              62,757         --      61,807        (39,966)        84,598
                                         --------     ------     -------       --------       --------
         Gross profit                      41,420         --      28,743           (515)        69,648
                                         --------     ------     -------       --------       --------
Operating expenses:
   Engineering                              4,911         --       3,543             --          8,454
   Selling, general and administrative     25,831         --      17,525             --         43,356
                                         --------     ------     -------       --------       --------
                                           30,742         --      21,068             --         51,810
                                         --------     ------     -------       --------       --------
      Operating income (loss)              10,678         --       7,675           (515)        17,838
Interest expense                           (8,126)       291        (411)            --         (8,246)
Other income (expense), net                 1,180         --        (184)            --            996
Equity in earnings of subsidiaries          5,051      4,760          --         (9,811)            --
                                         --------     ------     -------       --------       --------
Income (loss) before income taxes           8,783      5,051       7,080        (10,326)        10,588
Provision for income taxes                  1,536         --       2,320             --          3,856
                                         --------     ------     -------       --------       --------
      Net income (loss)                  $  7,247     $5,051     $ 4,760       $(10,326)      $  6,732
                                         ========     ======     =======       ========       ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                 (IN THOUSANDS)

                                                                                        NON-
                                                                ISSUER   GUARANTOR   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                               -------   ---------   ----------   ------------   ------------
TOTAL CASH USED IN OPERATING ACTIVITIES                        $(1,594)     $--       $  (770)         $--         $(2,364)
                                                               -------      ---       -------          ---         -------
INVESTING ACTIVITIES:
   Additions to property, plant and equipment                   (2,270)      --        (1,259)          --          (3,529)
   Proceeds from disposition of assets                           3,989       --            --           --           3,989
   Other                                                           110       --           (21)          --              89
                                                               -------      ---       -------          ---         -------
   Net cash provided by (used in) investing activities           1,829       --        (1,280)          --             549
                                                               -------      ---       -------          ---         -------
FINANCING ACTIVITIES:
   Repayment of long-term debt                                    (106)      --          (128)          --            (234)
   Dividend to parent                                             (580)      --            --           --            (580)
                                                               -------      ---       -------          ---         -------
   Net cash used in financing activities                          (686)      --          (128)          --            (814)
                                                               -------      ---       -------          ---         -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS        --       --           310           --             310
                                                               -------      ---       -------          ---         -------
CASH AND CASH EQUIVALENTS:
   Net decrease                                                   (451)      --        (1,868)          --          (2,319)
   Balance at beginning of period                                3,809       --         9,380           --          13,189
                                                               -------      ---       -------          ---         -------
   Balance at end of period                                    $ 3,358      $--       $ 7,512          $--         $10,870
                                                               =======      ===       =======          ===         =======
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
      Interest                                                 $ 7,259      $--       $   459          $--         $ 7,718
                                                               =======      ===       =======          ===         =======
      Income taxes                                             $   161      $--       $ 1,724          $--         $ 1,885
                                                               =======      ===       =======          ===         =======

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                 (IN THOUSANDS)

                                                                                        NON-
                                                                ISSUER   GUARANTOR   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                               -------   ---------   ----------   ------------   ------------
TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          $    54     $(200)     $ 2,085          $--         $ 1,939
                                                               -------     -----      -------          ---         -------
INVESTING ACTIVITIES:
   Additions to property, plant and equipment                   (4,876)       --       (1,576)          --          (6,452)
   Other                                                            55        --           --           --              55
                                                               -------     -----      -------          ---         -------
   Net cash used in investing activities                        (4,821)       --       (1,576)          --          (6,397)
                                                               -------     -----      -------          ---         -------
FINANCING ACTIVITIES:
   Borrowings under revolving lines of credit, net                  --        --       (1,011)          --          (1,011)
   Repayment of long-term debt                                    (106)       --         (124)          --            (230)
   Dividend to parent                                             (456)       --           --           --            (456)
                                                               -------     -----      -------          ---         -------
   Net cash used in financing activities                          (562)       --       (1,135)          --          (1,697)
                                                               -------     -----      -------          ---         -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS        --        --         (380)          --            (380)
                                                               -------     -----      -------          ---         -------
CASH AND CASH EQUIVALENTS:
   Net decrease                                                 (5,329)     (200)      (1,006)          --          (6,535)
   Balance at beginning of period                                8,593       200        6,166           --          14,959
                                                               -------     -----      -------          ---         -------
   Balance at end of period                                    $ 3,264     $  --      $ 5,160          $--         $ 8,424
                                                               =======     =====      =======          ===         =======
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
      Interest                                                 $ 7,188     $  --      $   411          $--         $ 7,599
                                                               =======     =====      =======          ===         =======
      Income taxes                                             $   277     $  --      $ 2,652          $--         $ 2,929
                                                               =======     =====      =======          ===         =======

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

PENDING MERGER

On June 28, 2006, we announced that the board of directors of Old Telex had unanimously approved a strategic merger with an indirect subsidiary of Robert Bosch GmbH. At the effective time of the merger all publicly registered debt of Old Telex, including the 11-1/2% Senior Secured Notes due October 15, 2008 issued by Telex and the 13% Senior Subordinated Discount Notes due January 15, 2009 issued by Intermediate, will be satisfied and discharged in accordance with the merger agreement. The merger is subject to the receipt of certain regulatory approvals, including the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as other customary closing conditions, and is expected to close during the third quarter of 2006. Additional information regarding the merger is contained in the Form 8-K filing of June 30, 2006.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding certain items in Telex's condensed consolidated statements of operations (dollars in thousands):

                                              Three months ended              Six months ended
                                         ----------------------------   ----------------------------
                                         June 30,   June 30,      %     June 30,   June 30,      %
                                           2006       2005     Change     2006       2005     Change
                                         --------   --------   ------   --------   --------   ------
Net sales:
   Professional Audio                    $71,031    $65,494      8.5%   $128,736   $123,041     4.6%
   Advanced Communication Technologies    13,041     14,864    -12.3%     26,381     31,205   -15.5%
                                         -------    -------    -----    --------   --------   -----
   Total net sales                       $84,072    $80,358      4.6%   $155,117   $154,246     0.6%
                                         =======    =======    -----    ========   ========   -----
Total gross profit                       $38,682    $37,035             $ 69,247   $ 69,648
   % of sales                               46.0%      46.1%                44.6%      45.2%
Operating income                         $ 9,267    $10,714             $ 11,645   $ 17,838
                                         =======    =======             ========   ========
Net income                               $ 3,381    $ 4,042             $  2,721   $  6,732
                                         =======    =======             ========   ========

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005

Net sales. Net sales increased $3.7 million, or 4.6%, from $80.4 million for the three months ended June 30, 2005 to $84.1 million for the three months ended June 30, 2006. Sales increased in all our geographic marketplaces, with Europe experiencing the largest increase. Net sales in the Professional Audio segment increased, but were partially offset by a decrease in Advanced Communication Technologies sales for the three months ended June 30, 2006 compared to the corresponding period in 2005.

Our six-month net sales increased $0.9 million, or 0.6%, from $154.2 million for the six months ended June 30, 2005 to $155.1 million for the six months ended June 30, 2006. Net sales increased in the Professional Audio segment, but were partially offset by a decrease in Advanced Communication Technologies sales.

Net sales in the Professional Audio segment increased $5.5 million, or 8.5%, from $65.5 million for the three months ended June 30, 2005 to $71.0 million for the three months ended June 30, 2006. Sales increased in the intercom, speaker, signal processor, and microphone product groups. Partially offsetting this sales increase was a decrease in the console and system electronics product sales. Six-month net sales increased $5.7 million, or 4.6%, from $123.0 million for the six months ended June 30, 2005 to $128.7 million for the six months ended June 30, 2006. Similar to the three months ended June 30, 2006, sales decreases in the system electronic and console product groups were offset by larger increases in the rest of the Professional Audio Segment.

Net sales in the Advanced Communication Technologies segment decreased $1.9 million, or 12.3%, from $14.9 million for the three months ended June 30, 2005 to $13.0 million for the three months ended June 30, 2006. The decrease in net sales is primarily attributed to lower digital duplication products. We ceased production of various analog duplication products in late 2005 and expect sales to continue to decrease throughout 2006 as the remaining inventory is sold off. Six-month net sales decreased $4.8 million, or 15.5%, from $31.2 million for the six months ended June 30, 2005 to $26.4 million for the six months ended June 30, 2006. The decrease for the six months of 2006 compared to the six months of 2005 is primarily from the previously mentioned lower duplication product sales and to lower landmobile sales. The Advanced Communication Technologies segment experienced growth in its talking book product sales, which offset some of the decrease.

Gross profit. Gross profit increased $1.7 million, or 4.4%, from $37.0 million for the three months ended June 30, 2005 to $38.7 million for the three months ended June 30, 2006. Gross profit decreased $0.4 million, or 0.6%, from $69.6 million for the six months ended June 30, 2005 to $69.2 million for the six months ended June 30, 2006. The gross margin rate decreased to 46.0% for the three months ended June 30, 2006 compared to a gross margin rate of 46.1% for the three months ended June 30, 2005 and the gross margin rate decreased to 44.6% for the six months ended June 30, 2006 compared to a gross margin rate of 45.2% for the six months ended June 30, 2005.

The gross margin rate for the Professional Audio segment decreased from 46.7% for the three months ended June 30, 2005 to 44.8% for the three months ended June 30, 2006. The gross margin rate decreased from 45.5% for the six months ended June 30, 2005 to 43.6% for the six months ended June 30, 2006. The decrease in the gross margin rate is attributed primarily to lower margins in our systems electronics group. Lower volume in our United Kingdom manufacturing facility is also negatively impacting the gross margin rate.

The gross margin rate for the Advanced Communication Technologies segment increased from 43.3% for the three months ended June 30, 2005 to 52.6% for the three months ended June 30, 2006. The gross margin rate increased from 43.8% for the six months ended June 30, 2005 to 49.5% for the six months ended June 30, 2006. This increase is attributed primarily to improved product mix as well as lower manufacturing costs associated with products made in our new China facility.

Engineering. Engineering expenses increased $0.8 million, or 20.5%, from $4.2 million for the three months ended June 30, 2005 to $5.0 million for the three months ended June 30, 2006. Engineering expenses increased $1.3 million, or 15.6%, from $8.5 million for the six months ended June 30, 2005 to $9.8 million for the six months ended June 30, 2006. A majority of this increase was due to our investment in the Professional Audio segment in the United Kingdom and Germany subsidiaries.

Selling, general and administrative. Selling, general and administrative expenses increased $1.9 million, or 8.6%, from $22.2 million for the three months ended June 30, 2005 to $24.1 million for the three months ended June 30, 2006. Selling, general and administrative expenses increased $3.6 million, or 8.4%, from $43.4 million for the six months ended June 30, 2005 to $47.0 million for the six months ended June 30, 2006. As we noted in the first quarter, we expected total selling, general and administrative expenses to increase slightly in the second quarter, primarily in the U.S., related to new product launch campaigns and increased sales and marketing personnel.

Interest expense. Interest expense consists of (in thousands):

                                                Three months ended       Six months ended
                                                  June 30, 2006           June 30, 2006
                                              ---------------------   ---------------------
                                               Telex   Intermediate    Telex   Intermediate
                                              ------   ------------   ------   ------------
Cash interest
   11.5 % Senior Secured Notes                $3,594      $3,594      $7,188      $ 7,188
   13.0% Senior Subordinated Discount Notes       --         243          --          480
   Other                                         148         148         282          282
                                              ------      ------      ------      -------
   Total cash interest                         3,742       3,985       7,470        7,950

Non-cash interest:
   Amortization of deferred financing costs      342         392         685          785
   Amortization of debt issuance discount         16       3,237          32        6,354
                                              ------      ------      ------      -------
   Total non-cash interest                       358       3,629         717        7,139
                                              ------      ------      ------      -------
Total interest expense                        $4,100      $7,614      $8,187      $15,089
                                              ------      ------      ------      -------

                                                Three months ended       Six months ended
                                                  June 30, 2005           June 30, 2005
                                              ---------------------   ---------------------
                                               Telex   Intermediate    Telex   Intermediate
                                              ------   ------------   ------   ------------
Cash interest
   11.5 % Senior Secured Notes                $3,594      $3,594      $7,188      $ 7,188
   13.0% Senior Subordinated Discount Notes       --         217          --          427
   Other                                         175         175         334          334
                                              ------      ------      ------      -------
   Total cash interest                         3,769       3,986       7,522        7,949

Non-cash interest:
   Amortization of deferred financing costs      342         392         684          784
   Amortization of debt issuance discount         20       2,797          40        5,492
                                              ------      ------      ------      -------
   Total non-cash interest                       362       3,189         724        6,276
                                              ------      ------      ------      -------
Total interest expense                        $4,131      $7,175      $8,246      $14,225
                                              ------      ------      ------      -------
(Decrease) increase in interest expense       $  (31)     $  439      $  (59)     $   864
                                              ------      ------      ------      -------

Telex interest expense decreased because we had less foreign borrowings during 2006. Intermediate expense increased due to higher amortization of debt issuance discount.

Other income, net. Other income of $0.6 million for the three months ended June 30, 2006 is principally from the gain on the sale of our Blue Earth, Minnesota facility. Other income of $0.2 million for the three months ended June 30, 2005 is mainly due to foreign exchange gains. For the six months ended June 30, 2006, other income of $0.8 million is principally from the gain on the sale of our Blue Earth, Minnesota facility, in addition to interest income and earnings from our LLC. For the six months ended June 30, 2005, other income of $1.0 million is principally from interest income received from the Internal Revenue Service ("IRS") on an R&D tax credit and adjustment of previously recognized interest on amounts owed to the IRS.

Income Taxes. Intermediate and Telex file a consolidated U.S. federal income tax return with Old Telex. The tax provision recorded by Telex is calculated on a separate company basis as required under a tax sharing agreement with Old Telex. Telex recorded a total income tax expense of $1.6 million for the six months ended June 30, 2006 resulting in an effective tax rate of 36.6%. Income tax expense was $3.9 million for the six months ended June 30, 2005 and the effective tax rate was 36.4%. Telex has a valuation allowance of $0.9 million as of June 30, 2006 for certain deferred tax assets because of the uncertainty regarding their realization.

The total income tax provision at the consolidated Intermediate level is the same as Telex's because the incremental losses being generated by Intermediate do not provide a current benefit and the deferred benefit is entirely offset by a valuation allowance. Intermediate, including

Telex and its consolidated subsidiaries, has significant U.S. deferred tax assets resulting from deductible temporary differences, which consist mainly of interest expense on its Senior Subordinated Discount Notes. Unlike Telex on a separate company basis, Intermediate has a history of losses in the U.S., which weighs heavily in determining the need for a valuation allowance. Given Intermediate's history of losses and expected continuation of the losses, a valuation allowance has been established for all of Intermediate's U.S. net deferred tax assets as of June 30, 2006. Intermediate will reduce the valuation allowance when, and if, Intermediate determines that the deferred tax assets are more likely than not to be realized.

Telex recorded a payable to Old Telex of $7.8 million at June 30, 2006 and $6.2 million at December 31, 2005, resulting primarily from Telex utilizing net operating losses that had been retained by Old Telex.

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

At June 30, 2006, we had cash and cash equivalents of $10.9 million compared to $13.2 million at December 31, 2005.

Our principal source of funds for the three months ended June 30, 2006 consisted of our beginning cash balance and $0.5 million of cash provided by net investing activities. Our principal uses of funds were for capital expenditures of $3.5 million. Our principal source of funds for the six months ended June 30, 2005 consisted of our beginning cash balance and $1.9 million of cash provided by net operating activities. Our principal use of funds was for capital expenditures of $6.5 million and financing activities of $1.7 million.

Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machines and tooling, update certain manufacturing processes, update information systems and improve efficiency.

Our accounts receivable balance of $56.8 million as of June 30, 2006 increased $5.8 million from $51.0 million as of December 31, 2005. Excluding the impact of foreign currency rate movements, our accounts receivable increased $4.0 million from December 31, 2005. The increase is mainly the result of increased sales in May and June 2006, specifically at our Germany subsidiary where sales increased by $3.6 million in the second quarter of 2006 compared to the fourth quarter of 2005. We are not aware of any significant credit risks at June 30, 2006 that could negatively impact future cash receipts from customers.

Our inventories of $64.4 million as of June 30, 2006 increased $12.7 million from $51.7 million at December 31, 2005. Excluding the impact of foreign currency rate movements, our inventories increased $10.7 million from December 31, 2005. We increased our raw materials inventories by $7.0 million as the seasonal demand for select products increases, to meet the demand of the launch of our new digital console and to prepare for new requirements related to products sold in the European Union. We expect inventory levels to decrease over the remainder of 2006.

Our consolidated indebtedness remained relatively unchanged at $125.9 million at June 30, 2006 compared to $126.1 million at December 31, 2005. Our debt consists of $125.0 million of 11 1/2% Senior Secured Notes due October 2008 and $0.9 million of other debt in the U.S. and Germany. In addition, our parent's (Intermediate) debt consists of $88.6 million of 13% senior subordinated discount notes due January 2009. These notes increased $6.3 million in the six months ended June 30, 2006 reflecting amortization of the debt discount.

We rely mainly on internally generated funds and, to the extent necessary, borrowings under the U.S. revolving credit facility and foreign working capital lines to meet our liquidity needs. Our liquidity needs arise primarily for interest payments, working capital needs and capital expenditure requirements.

Our current credit facilities include a U.S. $15.0 million senior secured credit facility entered into November 19, 2003 (expiring July 12, 2008), subject to certain borrowing base limitations. The credit facility is secured by substantially all of our and our domestic subsidiaries' current and future assets. In addition, we have foreign working capital lines (with on demand repayment provisions), subject to certain limitations, of $10.2 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

At June 30, 2006, we had no borrowings outstanding under our credit facility and working capital lines. The net availability under our lines, after deduction for open letters of credit and borrowing base limitations, was $24.2 million.

As of June 30, 2006, we made an employer contribution to our U.S. pension plan of $0.2 million, with an additional $0.2 million made in July. Remaining contributions totaling $1.2 million for the 2005 and 2006 plan years will be funded in September and October.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our exposure to changes in exchange rates. During the six months ended June 30, 2006, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in our statement of operations.

At June 30, 2006, we had outstanding foreign forward exchange contracts with a notional amount of $33.5 million with a weighted average maturity of 51 days.

At June 30, 2006, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $3.4 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant.

At June 30, 2006, Telex had fixed rate debt of $125.3 million and an interest-free loan of $0.6 million. Holding all other variables constant, such as foreign exchange rates and debt levels, a one-percentage point decrease in interest rates would increase the unrealized fair market value of this debt by approximately $2.5 million. Intermediate had incremental fixed rate debt of $88.6 million and a one-percentage point decrease in interest rates would increase the unrealized fair market value of this debt by approximately $2.1 million.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Intermediate's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. Based on that evaluation, our management, including the CEO and CFO, concluded (i) that our disclosure controls and procedures were effective as of the end of the period to ensure that the information that we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (ii) that the information that is required to be reported is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has implemented its U.S. based, worldwide information technology application to our major foreign locations. Our Germany subsidiary went live on the system in the first quarter of 2006. Management does not currently believe that this implementation will adversely affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

          There have been no material changes in the risks to our business described in Item 1A of our Report on Form 10-K for the year ended December 31, 2005.

ITEM 6. EXHIBITS

Exhibits
--------
  2.1      Agreement and Plan of Merger by and among Professional Communications
           Security & Imaging International Holdings BV, STHNL Acquisition
           Corp., Telex Communications Holdings, Inc., and FS Private
           Investments III LLC as the Representative of the Equity Holders,
           dated as of June 28, 2006 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed June 30, 2006).

  2.2      Amendment No. 1 dated June 28, 2006 to the Agreement and Plan of
           Merger referred to in Exhibit 2.1(incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, filed June
           30, 2006).

  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, EACH OF THE REGISTRANTS HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AS OF THE 8TH DAY OF AUGUST, 2006.

TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
TELEX COMMUNICATIONS, INC.


Dated: August 8, 2006                   By: /s/ Raymond V. Malpocher
                                            ------------------------------------
                                            Raymond V. Malpocher
                                            President and Chief Executive
                                            Officer


Dated: August 8, 2006                   By: /s/ Gregory W. Richter
                                            ------------------------------------
                                            Gregory W. Richter
                                            Vice President and Chief Financial
                                            Officer

                 TELEX COMMUNICATIONS INTERMEDIATE HOLDINGS, LLC
                           TELEX COMMUNICATIONS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENT
--------                          -----------------------
  2.1      Agreement and Plan of Merger by and among Professional Communications
           Security & Imaging International Holdings BV, STHNL Acquisition
           Corp., Telex Communications Holdings, Inc., and FS Private
           Investments III LLC as the Representative of the Equity Holders,
           dated as of June 28, 2006 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed June 30, 2006).

  2.2      Amendment No. 1 dated June 28, 2006 to the Agreement and Plan of
           Merger referred to in Exhibit 2.1 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, filed June
           30, 2006).

  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.